Form 10-Q
period 1995-03-31
HERBALIFE INTERNATIONAL INC
filed 1995-05-10
CIK 791449

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   For the quarterly period ended MARCH 31, 1995
                                       OR

     / / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from                    to
                                 --------------------  ------------------------

                         Commission file number 0-15712

                          HERBALIFE INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

               NEVADA                                       22-2695420
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification Number)

     9800 LA CIENEGA BOULEVARD, INGLEWOOD, CALIFORNIA        90301
        (Address of principal executive offices)           (Zip Code)

                                 (310) 410-9600
              (Registrant's telephone number, including area code)

- - -------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                     Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                       ---   ---


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                    Yes    No
                                       ---   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of each of the registrant's classes of Common Stock, as of April 11, 1995: 29,987,954.

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

                          HERBALIFE INTERNATIONAL, INC.



                   Index to Financial Statements and Exhibits
           Filed with the Quarterly Report of the Company on Form 10-Q
                    For the Three Months Ended March 31, 1995




                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements:                                         Page No.
                                                                        --------
          Consolidated Balance Sheets. . . . . . . . . . . . . . . . .     2

          Consolidated Income Statements.. . . . . . . . . . . . . . .     3

          Consolidated Statements of Cash Flows. . . . . . . . . . . .     4

          Notes to Consolidated Financial Statements . . . . . . . . .     5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . .     6-8


                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .     9

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .     9

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . .     9

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .     9

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .     9

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .     9-11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                               ASSETS              December  31, 1994    March 31, 1995
                                                                                   ------------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 34,284,000       $ 52,262,000
   Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,829,000         20,475,000
   Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,648,000          8,494,000
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          50,096,000         52,546,000
   Prepaid income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,714,000
   Prepaid expense and other current assets. . . . . . . . . . . . . . . . . . .           9,221,000          6,659,000
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,595,000         13,352,000
                                                                                        ------------        -----------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         151,387,000        153,788,000
                                                                                        ------------        -----------

PROPERTY - at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          31,625,000         33,629,000
   Less accumulated depreciation and amortization. . . . . . . . . . . . . . . .         (19,287,000)       (19,701,000)
                                                                                         -----------       ------------
                                                                                          12,338,000         13,928,000
                                                                                         -----------       ------------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,355,000          6,763,000
INTANGIBLE ASSETS (Net of accumulated amortization of $910,000
   and $953,000 in 1994 and 1995, respectively.) . . . . . . . . . . . . . . . .           3,977,000          3,934,000
                                                                                         -----------       ------------
TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         174,057,000        178,413,000
                                                                                        ------------       ------------
                                                                                        ------------       ------------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  17,163,000      $  13,982,000
   Royalty overrides . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,351,000         25,032,000
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,748,000          8,548,000
   Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,593,000          6,597,000
   Current portion of bank loans and contracts payable . . . . . . . . . . . . .             476,000            664,000
   Advance sales deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,231,000          3,080,000
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                              6,213,000
                                                                                       -------------      -------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .          61,562,000         64,116,000
                                                                                       -------------      -------------

BANK LOANS & CONTRACTS PAYABLE
   Net of current portion. . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,014,000          1,186,000
                                                                                       -------------      -------------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,666,000          1,664,000
                                                                                       -------------      -------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 100,000,000 shares, issued
      29,967,954  and 29,987,954 shares in 1994 and 1995, respectively . . . . .             300,000            300,000
   Paid-in-capital in excess of par value. . . . . . . . . . . . . . . . . . . .          41,117,000         41,189,000
   Retained earnings (includes cumulative translation adjustment
      of $250,000 and $1,665,000 in 1994 and 1995, respectively) . . . . . . . .          72,034,000         73,149,000
   Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,364,000)        (3,071,000)
   Unrealized loss on marketable securities. . . . . . . . . . . . . . . . . . .            (272,000)          (120,000)
                                                                                       -------------      -------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .         109,815,000        111,447,000
                                                                                       -------------      -------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 174,057,000      $ 178,413,000
                                                                                       -------------      -------------
                                                                                       -------------      -------------

        See the accompanying notes to consolidated financial statements.

                          HERBALIFE INTERNATIONAL, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)



                                                                                Three Months Ended
                                                                        March 31, 1994      March 31, 1995
                                                                        --------------      --------------

Retail sales . . . . . . . . . . . . . . . . . . . . . . . . . .       $  191,721,000      $  229,166,000

Less: Distributor allowances on product purchases. . . . . . . .          (90,411,000)       (107,554,000)
                                                                       --------------      --------------

Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .          101,310,000         121,612,000

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . .           27,853,000          34,459,000

Royalty overrides. . . . . . . . . . . . . . . . . . . . . . . .           29,085,000          34,704,000
                                                                       --------------      --------------

Operating margin . . . . . . . . . . . . . . . . . . . . . . . .           44,372,000          52,449,000

Marketing, distribution and administrative expenses. . . . . . .           25,767,000          42,951,000

Interest income - net. . . . . . . . . . . . . . . . . . . . . .              729,000             583,000
                                                                       --------------      --------------

Income before income taxes . . . . . . . . . . . . . . . . . . .           19,334,000          10,081,000

Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .            7,047,000           3,780,000
                                                                       --------------      --------------


NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   12,287,000      $    6,301,000
                                                                       --------------      --------------
                                                                       --------------      --------------


EARNINGS PER SHARE . . . . . . . . . . . . . . . . . . . . . . .       $         0.40      $         0.21
                                                                       --------------      --------------
                                                                       --------------      --------------


CASH DIVIDENDS PER COMMON SHARE. . . . . . . . . . . . . . . . .       $         0.18      $         0.22
                                                                       --------------      --------------
                                                                       --------------      --------------













        See the accompanying notes to consolidated financial statements.

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                       March 31, 1994     March 31, 1995
                                                                                       --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 12,287,000       $  6,301,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization . . . . . . . . . . . . . . . . . . . .             489,000          1,913,000
           Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .          (1,150,000)          (664,000)
           Amortization of unearned compensation . . . . . . . . . . . . . . . .             283,000            293,000
           Foreign exchange gain . . . . . . . . . . . . . . . . . . . . . . . .          (1,415,000)        (2,357,000)
           Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                105,000
   Changes in operating assets and liabilities:
           Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,649,000)         6,102,000
           Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,858,000)           872,000
           Prepaid expenses and other current assets . . . . . . . . . . . . . .          (3,744,000)         3,075,000
           Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (609,000)        (1,513,000)
           Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           2,373,000         (3,229,000)
           Royalty overrides . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,087,000)         1,270,000
           Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           2,614,000         (2,181,000)
           Advance sales deposits. . . . . . . . . . . . . . . . . . . . . . . .           2,201,000         (1,330,000)
           Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . .           7,201,000         12,776,000
           Other current liabilities . . . . . . . . . . . . . . . . . . . . . .             109,000
                                                                                        ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . .           9,045,000         21,433,000
                                                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchases of property . . . . . . . . . . . . . . . . . . . . . . . .          (1,600,000)        (1,969,000)
           Change in marketable securities . . . . . . . . . . . . . . . . . . .           2,206,000          4,506,000
           Proceeds from sale of property. . . . . . . . . . . . . . . . . . . .                                228,000
                                                                                        ------------       ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . . .             606,000          2,765,000
                                                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,367,000)        (6,597,000)
           Additions to loans payable. . . . . . . . . . . . . . . . . . . . . .                                596,000
           Principal payments on loans payable . . . . . . . . . . . . . . . . .            (120,000)          (350,000)
           Exercise of stock options . . . . . . . . . . . . . . . . . . . . . .             531,000             73,000
           Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (184,000)
                                                                                        ------------       ------------
NET CASH USED BY FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . .          (5,140,000)        (6,278,000)
                                                                                        ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . . . . . . . . . . . .             428,000             58,000
                                                                                        ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . .           4,939,000         17,978,000

CASH AND CASH EQUIVALENTS AT JANUARY 1 . . . . . . . . . . . . . . . . . . . . .          55,727,000         34,284,000
                                                                                        ------------       ------------
CASH AND CASH EQUIVALENTS AT MARCH 31. . . . . . . . . . . . . . . . . . . . . .        $ 60,666,000       $ 52,262,000
                                                                                        ------------       ------------
                                                                                        ------------       ------------

INTEREST  PAID . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $     54,000       $     56,000
                                                                                        ------------       ------------
                                                                                        ------------       ------------

INCOME TAXES PAID/ (REFUNDED). . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,198,000       $ (7,773,000)
                                                                                        ------------       ------------
                                                                                        ------------       ------------


        See the accompanying notes to consolidated financial statements.

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position at March 31, 1995 and the results of operations and cash flows for the three-month periods ended March 31, 1994 and 1995.

2.   EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common and equivalent shares outstanding. Shares used in the computation of earnings per share are 30,899,817 and 30,381,101 for the three months ended March 31, 1994 and 1995, respectively.

3.   CONTINGENCIES

In 1995, the Company and certain of its officers and directors were served with three complaints alleging violation of federal securities laws. The Company has certain indemnity obligations to the named officers and directors. The Company has directors and officers liability insurance which, subject to certain customary exceptions and exclusions, is expected to cover a portion or all of such obligations less the Company's self-retention amount. The lawsuits have only recently been filed and discovery has not commenced. However, based upon an initial review of the allegations of the complaints and preliminary analysis by litigation counsel, the Company believes that it has substantial and meritorious defenses to the asserted claims and is vigorously contesting these claims.

The Company's subsidiary in France is being audited by local tax authorities, who are alleging that additional value added, withholding, and income taxes are due. The Company believes that it has substantial defenses and is vigorously contesting these claims.

Furthermore, the Company is from time to time engaged in routine litigation incident to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for such litigation matters.

                            HERBALIFE INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Throughout this report "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales", and the Company does not monitor the actual retail prices charged for the Company's products. "Net sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts (referred to as "distributor allowances"), which total approximately 50% of suggested retail sales prices. The Company receives its net sales price in cash upon receipt of orders from distributors. The Company's "operating margin" consists of net sales less (i) "cost of sales," consisting of the prices paid by the Company to its manufacturers for products and costs related to product shipments, foreign duties and tariffs and similar expenses, and (ii) "royalty overrides," currently consisting of (a) royalties (5% to 15%) and bonuses (up to 6%) on the suggested retail sales prices of products earned by qualifying distributors on the sales of other distributors within their distributor organizations, and (b) the President's Team Bonus payable to certain of the Company's most senior distributors in the aggregate amount of up to an additional 1% of product retail sales. Royalty overrides as shown on the financial statements and selected financial data are net of a handling fee (6% of retail sales effective April 1, 1994, previously 5%) charged by the Company to its distributors on purchases of products from the Company.

The Company's use of "retail sales" in reporting financial and operating data reflects the fundamental role of "retail sales" in the Company's accounting systems, internal controls and operations, including the basis upon which distributor bonuses are paid. The retail sales price of the Company's products is reflected in distributor invoices as the price charged to distributors (together with, in most cases, a deduction for the corresponding distributor allowance), and the retail sales price is used by the Company to calculate, among other things, royalty overrides and "volume points" earned by distributors and supervisor qualification criteria. In addition, management relies upon "retail sales" data reflected in daily sales reports to monitor results of operations in each of the Company's markets.

The significance of the Company's "net sales" is to reflect, generally, the prices actually received by the Company after deducting the basic distributor allowance, but before deducting royalty overrides and bonuses. The ratio of the Company's "retail sales" to "net sales" is relatively constant because distributor allowances historically total approximately 50% of suggested retail sales prices. Accordingly, factors that affect "retail sales" generally have a corresponding and proportionate effect on "net sales." To the extent the ratio of "retail sales" to "net sales" varies from period to period, such variances have resulted principally from sales of the Company's distributor kits and other educational and promotional materials, for which there are no distributor allowances. Sales of such items have decreased as a percentage of total retail sales since 1991, but such decreases have not had a material impact on the ratio of the Company's "retail sales" to "net sales" or on the Company's operating margin.

The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its markets.

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 1995 TO 1994

Retail sales for the three months ended March 31, 1995 increased 19.5% or $37.5 million to $229.2 million from $191.7 million compared to the corresponding period a year earlier. Regionally, retail sales in the first quarter of 1995 compared to the first quarter of 1994 increased 109.5%, 21.6%, and 7.0% in Asia/Pacific Rim, The Americas, and Europe, respectively. Contributing to the growth in consolidated retail sales in the three months ended March 31, 1995 compared to the three months ended March 31, 1994 was the introduction of the first in a new line of personal care products, the Skin Survival Kit-TM-, which accounted for $26.9 million of retail sales in the period. In The Americas the personal care product accounted for 80.6% or $14.1 million of the $17.5 million retail sales increase in the 1995 period compared to 1994. In Europe, personal care product sales were $12.3 million in the three months ended March 31, 1995, which more than offset the reduction in non-personal care retail sales of $5.4 million in the first quarter of 1995 when compared to the first quarter of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION (CONTINUED)

COMPARISON OF FIRST QUARTER 1995 TO 1994 (CONTINUED)

The Asia/Pacific Rim regional growth of 109.5% was due largely to the opening of the Philippines in December 1994 and increased sales in Japan. Sales in the Philippines in the first quarter totalled $5.7 million, representing 43.5% of the $13.1 million retail sales increase in that region in the three months ended March 31, 1995 when compared to the corresponding period in 1994.

Within The Americas, U.S. retail sales of $84.7 million accounted for 37.0% of worldwide retail sales during the first quarter of 1995. This represents an increase of $12.6 million over the U.S. retail sales in the three months ended March 31, 1994. As a percentage of total worldwide sales, the U.S. retail sales declined to 37.0% from 37.6%. International sales increased by $24.9 million in the three months ended March 31, 1995 compared to the corresponding period in 1994. As a percentage of total retail sales, international retail sales increased slightly to 63.0% from 62.4% due to a slightly faster growth rate of retail sales in overseas markets in the 1995 period.

Operating margin for the three months ended March 31, 1995 increased 18.2% to $52.4 million from $44.4 million for the corresponding period a year earlier.
As a percentage of retail sales, operating margin for the three months ended March 31, 1995 decreased to 22.9% from 23.1% for the corresponding period a year earlier. The decreased operating margin is principally due to a higher cost of sales as a percentage of retail sales. Cost of sales as a percentage of retail sales for the three months ended March 31, 1995 increased to 15.0% from 14.5% for the corresponding period a year earlier. This increase includes higher freight costs resulting from (i) the decrease in U.S. retail sales as a percentage of total retail sales, and (ii) the increase in Asia/Pacific Rim retail sales as a percentage of total international retail sales.

Marketing, distribution and administrative expenses for the three months ended March 31, 1995 increased 66.7% to $43.0 million from $25.8 million in the corresponding period a year earlier. Such expenses as a percentage of retail sales for the three months ended March 31, 1995 increased to 18.7% from 13.4% reported in the corresponding period a year earlier. The 1995 quarter includes increased selling expenses of $4.8 million (to recover from lower International Business Package Sales, as well as to stimulate new distributor sponsoring rates), additional distribution center operating costs of $5.9 million and increased corporate expenses of $6.4 million when compared to the first quarter of 1994. The increases are due to geographic expansion as well as additional corporate marketing, distribution and administrative expenses reflective of initiatives taken in new product introductions and technologies to enhance sales, marketing activities and other business related factors.

Income taxes for the three months ended March 31, 1995 decreased to $3.8 million from $7.0 million in the corresponding period a year earlier. As a percentage of pre-tax income, income taxes in the three months ended March 31, 1995 increased to 37.5% from 36.5% a year earlier. This rate increase in the first quarter of 1995 reflects the change in geographical mix of taxable income and modified tax planning strategies by the Company.

Net income for the three months ended March 31, 1995 decreased 48.7% to $6.3 million from $12.3 million reported a year earlier as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the first quarter of 1995, net cash provided by operating activities was $21.4 million compared to $9.0 million for the corresponding period a year earlier. Although net income decreased $6.0 million in the three months ended March 31, 1995, when compared to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

corresponding period of 1994, this shortfall was more than offset by reductions in receivables and prepaid expenses and other current assets in the three months ended March 31, 1995. In 1994 these assets increased in the first quarter reducing the net cash provided by operating activities in that quarter. Furthermore, net cash and cash equivalents increased $12.8 million in the quarter ended March 31, 1995 as a result of both an income tax refund in the quarter, and the timing of 1995 tax payments which are made subsequent to the quarter end. At March 31, 1995, the Company's cash, cash equivalent and marketable securities aggregate balance was $72.7 million, which represents a $13.6 million increase from the balance as of December 31, 1994.

Stockholders' equity increased $1.6 million to $111.4 million during the three months ended March 31, 1995. The increase was primarily a result of (i) net income of $6.3 million and (ii) an increase in the cumulative translation
adjustment of $1.4 million, offset by dividends of $6.6 million.   The payment
of dividends is determined by the Board of Directors at its discretion and maintenance of the dividend level declared in the quarter ended March 31, 1995 will depend, among other factors, on the anticipated return to historical levels of profitability, as well as other planned uses of the Company's cash resources.

Capital expenditures for the first three months of 1995 were $2.0 million compared to $1.6 million for the corresponding period of a year earlier. The majority of the 1995 expenditures were made to upgrade computer and office equipment and to expand facilities to support management growth. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that approximately $3.0 million to $6.0 million will be required for working capital and capital expenditures associated with its remaining planned 1995 new market activities. In addition the Company anticipates further expenditures to continue to upgrade computer and office equipment and facilities.


The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are made in U.S. dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins, and weakening of the U.S. dollar versus a foreign currency has a positive impact on operating margins. In both the first quarter 1995 and 1994 the dollar weakened against the major foreign currencies, resulting in reported exchange gains net of tax of $0.03 and $0.02, respectively.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

     See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

  EXHIBIT                                                              PAGE NO./
  NUMBER    DESCRIPTION                                               (FOOTNOTE)

     3.1    Articles of Incorporation. . . . . . . . . . . . . . . . . .     (2)
     3.2    Articles of Amendment to the Articles of
               Incorporation dated December 10, 1986 . . . . . . . . . .     (2)
     3.3    Articles of Amendment to the Articles of
               Incorporation dated November 22, 1989 . . . . . . . . . .     (2)
     3.4    Certificate of Determination relating to
               the Company's Senior Convertable Preferred
               Stock dated February 11, 1993 . . . . . . . . . . . . . .     (7)
     3.5    Certificate of Amendment to Articles of
               Incorporation dated May 14, 1993. . . . . . . . . . . . .     (7)
     3.6    Amended and Restated Bylaws. . . . . . . . . . . . . . . . .     (7)
     4.1    Form of Common Stock Certificate . . . . . . . . . . . . . .     (7)
     10.1   Agreement between Herbalife International of
               America, Inc. and D&F Industries, Inc. dated
               May 12, 1993. . . . . . . . . . . . . . . . . . . . . . .     (7)
     10.2   Agreement between Herbalife International of
               America, Inc. and Raven Industries, Inc.
               dated May 12, 1993. . . . . . . . . . . . . . . . . . . .     (7)
     10.3   Agreement between Herbalife International of
               America, Inc. and Dynamic Products, Inc. dated
               May 12, 1993. . . . . . . . . . . . . . . . . . . . . . .     (7)
     10.4   Master Lease between the Company and Trizec
               Properties, Inc. dated July 17, 1991. . . . . . . . . . .     (7)
     10.5   Equipment Lease Agreement between the Company
               and Hewlett Packard dated May 21, 1992. . . . . . . . . .     (5)

     EXHIBIT                                                           PAGE NO./
     NUMBER                   DESCRIPTION                             (FOOTNOTE)

     10.6   Final Judgment and Permanent Injunction, entered
               into on October, 1986 by the parties to that certain
               action entitled PEOPLE OF THE STATE OF CALIFORNIA,
               ET AL., V HERBALIFE INTERNATIONAL, INC. ET AL., Case
               No. 92767 in the Superior Court of the State of
               California for the County of Santa Cruz . . . . . . . . .     (1)
     10.7   Permitting Agreement between the Company and Nippon
               Herbalife K.K. effective July 27, 1988. . . . . . . . . .     (3)
     10.8   Exclusive License Agreement between the Company and
               Nippon Herbalife K.K. dated August 25, 1988 . . . . . . .     (3)
     10.9   First Addendum to Exclusive License Agreement
               between the Company and Nippon Herbalife K.K. dated
               April 10, 1991. . . . . . . . . . . . . . . . . . . . . .     (7)
     10.10  Second Addendum to Exclusive License Agreement dated between the Company and Nippon Herbalife K.K. dated
               May 22, 1992. . . . . . . . . . . . . . . . . . . . . . .     (5)
     10.11  The Company's 1988 Incentive Plan. . . . . . . . . . . . . .     (1)
     10.12  The Company's 1991 Stock Option Plan, as amended . . . . . .     (6)
     10.13  The Company's Executive Incentive Compensation Plan,
               as amended. . . . . . . . . . . . . . . . . . . . . . . .     (7)
     10.14  Form of Individual Participation Agreement relating
               to the Company's Executive Compensation Plan. . . . . . .     (7)
     10.15  Employment Agreement between the Company and Norman
               Friedmann dated August 1, 1992. . . . . . . . . . . . . .     (5)
     10.16  Employment Agreement between the Company and David
               Addis dated December 1, 1992. . . . . . . . . . . . . . .     (5)
     10.17  Amendment to Employment Agreement between the
               Company and Norman Friedmann dated July 27, 1993. . . . .     (7)
     10.18  Amendment to Employment Agreement between the
               Company and David Addis dated June 29, 1993 . . . . . . .     (7)
     10.19  Form of Letter Agreement between the Compensation
               Committee of the Board of Directors of the Company
               and Mark Hughes . . . . . . . . . . . . . . . . . . . . .     (7)
     10.20  Form of Indemnity Agreement between the Company and
               certain officers and directors of the Company . . . . . .     (7)
     10.21  Trust Agreement among the Company, Citicorp Trust,
               N.A. and certain officers and directors of the Company. .     (7)
     10.22  Form of Stock Appreciation Rights Agreement between
               the Company and certain directors of the Company. . . . .     (7)
     10.23  1994 Performance Based Annual Incentive Compensation
               Plan. . . . . . . . . . . . . . . . . . . . . . . . . . .     (8)
     10.24  Form of Promissory Note for Advances under the
               Company's 1994 Performance Based Annual Incentive
               Compensation Plan . . . . . . . . . . . . . . . . . . . .     (9)
     10.25  Employment Agreement between the Company and Chris
               Pair dated April 3, 1994. . . . . . . . . . . . . . . . .    (10)
     10.26  Deferred Compensation Agreement between the Company
               and Michael Rosen . . . . . . . . . . . . . . . . . . . .     (9)
     11     Statement regarding the computation of Earnings Per
               Share . . . . . . . . . . . . . . . . . . . . . . . . . .     (9)
     21     List of subsidiaries of the Company. . . . . . . . . . . . .     (9)
     23.1   Independent Auditors' Consent. . . . . . . . . . . . . . . .     (9)
     27     Financial Data Schedules (Filed herein). . . . . . . . . . .

     FOOTNOTES
________________________________

          (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

          (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

          (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

          (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

          (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

          (6) Incorporated by reference to the Company's definitive Proxy Statement relating to its annual meeting of shareholders held May 20, 1993.

          (7) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

          (8) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

          (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

          (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

     (b)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May __, 1995


                                                   HERBALIFE INTERNATIONAL, INC.
                                                          (Registrant)



                                               By:    J. Mark Hattendorf
                                                  ------------------------------
                                                      J. Mark Hattendorf
                                                   Senior Vice President and
                                                    Chief Financial Officer