Form 10-Q
period 1995-06-30
HERBALIFE INTERNATIONAL INC
filed 1995-08-04
CIK 791449

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ / QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the quarterly period ended June 30, 1995
                               -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to ______________________

                         Commission file number 0-15712
                                                -------

                          HERBALIFE INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

          Nevada                                            22-2695420
     -------------------------------                   ----------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification Number)

     9800 La Cienega Boulevard, Inglewood, California        90301
     ------------------------------------------------  ----------------
          (Address of principal executive offices)        (Zip Code)

                                 (310) 410-9600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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
                              Yes   X    No
                                  -----     -----

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                              Yes         No
                                  -----      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of Common Stock, as of July 27, 1995: 29,852,954.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          HERBALIFE INTERNATIONAL, INC.

                   Index to Financial Statements and Exhibits
           Filed with the Quarterly Report of the Company on Form 10-Q
                     For the Six Months Ended June 30, 1995



                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements:                                      Page No.
                                                                     --------

          Consolidated Balance Sheets. . . . . . . . . . . . . . . .     2

          Consolidated Income Statements.. . . . . . . . . . . . . .     3

          Consolidated Statements of Cash Flows. . . . . . . . . . .     4

          Notes to Consolidated Financial Statements . . . . . . . .     5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . .     6-8


                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .     9

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . .     9

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . .     9

Item 4.   Submission of Matters to a Vote of Security Holders. . . .     9

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . .     10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .     10 - 11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   ASSETS                   December  31, 1994  June 30, 1995
                                                                            ------------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $ 34,284,000     $ 70,576,000
   Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . .       24,829,000       10,125,000
   Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,648,000       13,048,000
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,096,000       43,833,000
   Prepaid income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .        6,714,000
   Prepaid expense and other current assets. . . . . . . . . . . . . . . .        9,221,000        8,838,000
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .       12,595,000       10,942,000
                                                                               ------------     ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      151,387,000      157,362,000
                                                                               ------------     ------------

PROPERTY - at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,625,000       35,307,000
   Less accumulated depreciation and amortization. . . . . . . . . . . . .      (19,287,000)     (20,693,000)
                                                                               ------------     ------------
                                                                                 12,338,000       14,614,000
                                                                               ------------     ------------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,355,000        6,484,000
GOODWILL (Net of accumulated amortization of $910,000
   and $997,000 in 1994 and 1995, respectively.). . . . . . . . . . . . . .       3,977,000        3,891,000
                                                                               ------------     ------------
TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $174,057,000     $182,351,000
                                                                               ------------     ------------
                                                                               ------------     ------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 17,163,000     $ 16,134,000
   Royalty overrides . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,351,000       24,812,000
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,748,000        8,006,000
   Dividends payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,593,000        6,597,000
   Current portion of bank loans and contracts payable . . . . . . . . . .          476,000          956,000
   Advance sales deposits. . . . . . . . . . . . . . . . . . . . . . . . .        4,231,000        6,153,000
   Income taxes payable . . . . . .. . . . . . . . . . . . . . . . . . . .                         3,359,000
                                                                               ------------     ------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       61,562,000       66,017,000
                                                                               ------------     ------------

BANK LOANS & CONTRACTS PAYABLE
   Net of current portion. . . . . . . . . . . . . . . . . . . . . . . . .        1,014,000        1,173,000
                                                                               ------------     ------------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,666,000        1,894,000
                                                                               ------------     ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 100,000,000 shares, issued
      29,967,954 and 29,987,954 shares in 1994 and 1995, respectively. . .          300,000          300,000
   Paid-in-capital in excess of par value. . . . . . . . . . . . . . . . .       41,117,000       41,314,000
   Retained earnings (includes cumulative translation adjustment
      of $250,000 and $1,580,000 in 1994 and 1995, respectively) . . . . .       72,034,000       74,522,000
   Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . .       (3,364,000)      (2,798,000)
   Unrealized loss on marketable securities. . . . . . . . . . . . . . . .         (272,000)         (71,000)
                                                                               ------------     ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .      109,815,000      113,267,000
                                                                               ------------     ------------
TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $174,057,000     $182,351,000
                                                                               ------------     ------------
                                                                               ------------     ------------

        See the accompanying notes to consolidated financial statements.

                          HERBALIFE INTERNATIONAL, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                                 Three Months Ended                 Six Months Ended
                                                           June 30, 1994    June 30, 1995    June 30, 1994    June 30, 1995
                                                           -------------    -------------    -------------    -------------
Retail sales . . . . . . . . . . . . . . . . . . . . .     $ 227,198,000    $ 235,396,000    $ 418,919,000    $ 464,562,000

Less: Distributor allowances on product purchases. . .      (106,677,000)    (110,569,000)    (197,089,000)    (218,123,000)
                                                           -------------    -------------    -------------    -------------

Net sales. . . . . . . . . . . . . . . . . . . . . . .       120,521,000      124,827,000      221,830,000      246,439,000

Cost of sales. . . . . . . . . . . . . . . . . . . . .        34,026,000       37,522,000       61,880,000       71,982,000

Royalty overrides. . . . . . . . . . . . . . . . . . .        32,362,000       33,806,000       61,446,000       68,510,000
                                                           -------------    -------------    -------------    -------------

Operating margin . . . . . . . . . . . . . . . . . . .        54,133,000       53,499,000       98,504,000      105,947,000

Marketing, distribution and administrative expenses. .        30,532,000       41,163,000       56,298,000       84,113,000

Interest income - net. . . . . . . . . . . . . . . . .           589,000          552,000        1,318,000        1,135,000
                                                           -------------    -------------    -------------    -------------

Income before income taxes . . . . . . . . . . . . . .        24,190,000       12,888,000       43,524,000       22,969,000

Income taxes . . . . . . . . . . . . . . . . . . . . .         8,839,000        4,833,000       15,886,000        8,613,000
                                                           -------------    -------------    -------------    -------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . .     $  15,351,000    $   8,055,000    $  27,638,000    $  14,356,000
                                                           -------------    -------------    -------------    -------------
                                                           -------------    -------------    -------------    -------------


EARNINGS PER SHARE . . . . . . . . . . . . . . . . . .     $        0.50    $        0.27    $        0.90    $        0.47
                                                           -------------    -------------    -------------    -------------
                                                           -------------    -------------    -------------    -------------

CASH DIVIDENDS PER COMMON SHARE. . . . . . . . . . . .     $        0.18    $        0.22    $        0.36    $        0.44
                                                           -------------    -------------    -------------    -------------
                                                           -------------    -------------    -------------    -------------

        See the accompanying notes to consolidated financial statements.

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                              June 30, 1994    June 30, 1995
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . .      $ 27,638,000     $ 14,356,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization. . . . . . . . .           948,000        3,895,000
          Deferred income taxes. . . . . . . . . . . . .          (463,000)       1,947,000
          Amortization of unearned compensation. . . . .           566,000          691,000
          Foreign exchange gain. . . . . . . . . . . . .          (188,000)     ( 1,349,000)
          Other. . . . . . . . . . . . . . . . . . . . .                            126,000
   Changes in operating assets and liabilities:
          Receivables. . . . . . . . . . . . . . . . . .        (6,330,000)       1,559,000
          Inventories. . . . . . . . . . . . . . . . . .        (6,856,000)       9,662,000
          Prepaid expenses and other current assets. . .        (3,847,000)       2,281,000
          Other assets . . . . . . . . . . . . . . . . .          (709,000)      (2,854,000)
          Accounts payable . . . . . . . . . . . . . . .         1,791,000         (997,000)
          Royalty overrides. . . . . . . . . . . . . . .          (595,000)       1,089,000
          Accrued expenses . . . . . . . . . . . . . . .         5,176,000       (2,924,000)
          Advance sales deposits . . . . . . . . . . . .         2,480,000        1,759,000
          Income taxes payable . . . . . . . . . . . . .         7,296,000        9,832,000
                                                              ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . .        26,907,000       39,073,000
                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of property. . . . . . . . . . . . .        (3,098,000)      (3,553,000)
          Proceeds from sale of property . . . . . . . .           130,000          272,000
          Sale of Marketable Securities. . . . . . . . .         5,644,000       14,905,000
                                                              ------------     ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES. . . . . . . .         2,676,000       11,624,000
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Dividends paid . . . . . . . . . . . . . . . .       (10,807,000)     (13,195,000)
          Additions to loans payable . . . . . . . . . .           127,000          596,000
          Principal payments on loans payable. . . . . .          (236,000)        (549,000)
          Exercise of stock options. . . . . . . . . . .           629,000           73,000
          Other. . . . . . . . . . . . . . . . . . . . .          (196,000)
                                                              ------------     ------------
NET CASH USED BY FINANCING ACTIVITIES. . . . . . . . . .       (10,483,000)     (13,075,000)
                                                              ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . .           294,000       (1,330,000)
                                                              ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . .        19,394,000       36,292,000

CASH AND CASH EQUIVALENTS AT JANUARY 1 . . . . . . . . .        55,727,000       34,284,000
                                                              ------------     ------------

CASH AND CASH EQUIVALENTS AT JUNE 30 . . . . . . . . . .      $ 75,121,000     $ 70,576,000
                                                              ------------     ------------
                                                              ------------     ------------

        See the accompanying notes to consolidated financial statements.

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of June 30, 1995 and for the three and six-month periods ended June 30, 1994 and 1995.

2.   EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common and equivalent shares outstanding. Shares used in the computation of earnings per share are as follows:


                                        Three Months Ended                 Six Months Ended
                                        ------------------                 ----------------
                                   June 30, 1994  June 30,1995        June 30, 1994  June 30,1995
                                   -------------  ------------        -------------  ------------
Weighted average number of Shares     30,883,527    30,376,693           30,863,385    30,383,084


3.   CONTINGENCIES

In January 1995, the Company and certain of its officers and directors were served with three complaints alleging violation of federal securities laws. See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for a general description of the litigation. In March 1995, the Court consolidated the three complaints and on April 5, 1995, the plaintiffs served a Consolidated First Amended Complaint. On June 19, 1995, the Court granted the defendants' Motion to Dismiss the Consolidated First Amended Complaint with leave for the plaintiffs to file a Consolidated Second Amended Complaint. The plaintiffs filed and served a Consolidated Second Amended Complaint on July 20, 1995. A hearing on the defendants' Motion to Dismiss the Consolidated Second Amended Complaint is scheduled for August 28, 1995. The Company has certain indemnity obligations to the named officers and directors. The Company has directors and officers liability insurance which, subject to certain customary exceptions and exclusions, is expected to cover a portion or all of such obligations less the Company's self-retention amount. However, based upon an initial review of the allegations of the complaints and preliminary analysis by litigation counsel, the Company believes that the Company has substantial and meritorious defenses to the asserted claims and the Company is vigorously contesting these claims.

The Company's French subsidiary has been subject to a tax audit by French tax authorities, who are proposing that significant value added, withholding, and income taxes are due. The Company and its tax advisors believe that the Company has substantial defenses and the Company is vigorously contesting these claims and potential assessments.

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

                          HERBALIFE INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout this report "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales", and the Company does not monitor the actual retail prices charged for the Company's products. "Net sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts (referred to as "distributor allowances"), which total approximately 50% of suggested retail sales prices. The Company receives its net sales price in cash upon receipt of orders from distributors. The Company's "operating margin" consists of net sales less (i) "cost of sales," consisting of the prices paid by the Company to its manufacturers for products and costs related to product shipments, foreign duties and tariffs and similar expenses, and (ii) "royalty overrides," currently consisting of (a) royalties (5% to 15%) and bonuses (up to 6%) on the suggested retail sales prices of products earned by qualifying distributors on the sales of other distributors within their distributor organizations, and (b) the President's Team Bonus payable to certain of the Company's most senior distributors in the aggregate amount of up to an additional 1% of product retail sales. Royalty overrides as shown on the financial statements are net of a handling fee (6% of retail sales effective April 1, 1994, previously 5%) charged by the Company to its distributors on purchases of products from the Company.

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

COMPARISON OF SECOND QUARTER AND YEAR-TO-DATE 1995 TO 1994

Retail sales for the three and six months ended June 30, 1995 increased 3.6% and 10.9% to $235.4 million and $464.6 million from $227.2 million and $418.9 million, respectively, compared to the corresponding periods a year earlier. Regionally, retail sales in the three and six months ended June 30, 1995 compared to the corresponding periods of 1994 increased 191.0% and 149.6%, respectively, in Asia/Pacific Rim; 13.8% and 17.6%, respectively, in The Americas; and decreased 20.1% and 8.4%, respectively, in Europe. In Asia/Pacific Rim, retail sales in the three and six months ended June 30, 1995 increased from $11.6 million and $23.5 million to $33.6 million and $58.6 million, respectively, compared to the corresponding periods of 1994. In
Europe, retail sales in the three and six months ended June 30, 1995 decreased from $128.9 million and $227.5 million to $103.0 million and $208.5 million respectively, compared to the corresponding periods of 1994. In The Americas, retail sales in the same periods grew from $86.7 million and $167.9 million to $98.7 million and $197.4 million, respectively. Contributing to the growth

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION (CONTINUED)

COMPARISON OF SECOND QUARTER AND YEAR-TO-DATE 1995 TO 1994 (CONTINUED)

in consolidated retail sales in the three and six months ended June 30, 1995 compared to the corresponding periods of a year ago was the introduction of the first two phases of products in the company's new line of personal care products, the Skin Survival Kit in January 1995 and the fragrances, "Parfums Vitessences", in April 1995. These products accounted for $30.5 million and $56.7 million of consolidated retail sales in the three and six months ended June 30, 1995, respectively. The products were introduced extensively in Europe and The Americas where they accounted for $16.2 million and $12.7 million, or 15.7% and 12.9%, of those regions' retail sales in the quarter ended June 30, 1995, and $27.4 million and $27.2 million, or 13.1% and 13.8%, of those regions' retail sales in the six months ended June 30, 1995.

The Asia/Pacific Rim growth was due to (i) the opening of the Philippines in December 1994, which reported retail sales of $5.5 million and $11.3 million in the three and six months ended June 30, 1995, and (ii) sales increases of $12.1 million and $19.1 million, or 333.6% and 354.9%, in Japan for the same periods, when compared to the corresponding periods in 1994. In The Americas, combined retail sales of $3.6 million and $10.4 million in the three and six month periods ended June 30, 1995 in Argentina, which opened in July 1994, and Venezuela, which opened in May 1994, more than offset the reduction in sales in Mexico in the same periods resulting from the December 1994 devaluation of the Mexican Peso. In Europe, the combined retail sales contribution of $11.0 million and $19.8 million in the three and six months ended June 30, 1995 from Belgium, Denmark, Poland and Sweden, all of which opened in the second half of 1994, together with increases of $4.0 million and $27.0 million in Germany in the same periods, were more than offset by sales decreases in France, Italy, Israel, Spain and the UK.

Within The Americas, U.S. retail sales accounted for $88.2 million and $172.9 million or 37.5% and 37.2% of worldwide retail sales during the three and six months ended June 30, 1995, up from the level of $77.0 million and $149.1 million, or 33.9% and 35.6%, reported for the comparable periods a year earlier. International sales, as a percentage of total retail sales, declined to 62.5% and 62.8% in the three and six months ended June 30, 1995 from 66.1% and 64.4% in the corresponding periods of 1994.

Operating margin for the three months ended June 30, 1995 decreased 1.2% to $53.5 million from $54.1 million, and for the six months ended, June 30, 1995 increased 7.6% to $105.9 million from $98.5 million when compared to the corresponding periods a year earlier. As a percentage of retail sales, operating margin for the three and six months ended June 30, 1995 decreased to 22.7% and 22.8% from 23.8% and 23.5%, respectively. The decreased operating margins are principally due to higher cost of sales as a percentage of retail sales. Cost of sales as a percentage of retail sales for the three and six months ended June 30, 1995 increased to 15.9% and 15.5% from 15.0% and 14.8% for the corresponding periods in 1994. These increases include higher freight costs resulting from (i) the increase in Asia/Pacific Rim retail sales as a percentage of total international retail sales, and (ii) regional redeployment of inventories to meet demand patterns.

Marketing, distribution and administrative expenses for the three and six months ended June 30, 1995 increased 34.8% and 49.4% to $41.2 million and $84.1 million from $30.5 million and $56.3 million in the corresponding periods a year earlier. Such expenses as a percentage of retail sales for the three and six months ended June 30, 1995 increased to 17.5% and 18.1% from 13.4% reported in the corresponding periods a year earlier. In the three and six months ended June 30, 1995 compared to the same periods of 1994 selling expenses increased $4.1 million and $9.6 million, and corporate expenses increased $6.3 million and $13.4 million. Distribution center operating costs were flat in the second quarter when compared to the second quarter of 1994, and they increased $4.9 million in the six months ended June 30, 1995 when compared to the corresponding period in 1994. The increased selling expenses were incurred to recover from lower International Business Package (distributor kit) sales, as well as to stimulate new distributor sponsoring rates. The corporate expense increases are due to additional corporate marketing, distribution and administrative expenses
                                        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION (CONTINUED)

COMPARISON OF SECOND QUARTER AND YEAR-TO-DATE 1995 TO 1994

reflective of initiatives taken in new product introductions and technologies to enhance sales, marketing activities and other business related functions. The additional distribution center expenses resulted from geographic expansion. Income taxes for the three and six months ended June 30, 1995 decreased 45.3% and 45.8% to $4.8 million and $8.6 million from $8.8 million and $15.9 million in the corresponding periods a year earlier. As a percentage of pre-tax income, income taxes in the three and six months ended June 30, 1995 increased to 37.5% from 36.5%, a year earlier. This rate increase in 1995 reflects the change in geographical mix of taxable income and modified tax planning strategies by the Company.

Net income for the three and six months ended June 30, 1995 decreased 47.5% and 48.1% to $8.1 million and $14.4 million from $15.4 million and $27.6 million reported in the same periods a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the six months ended June 30, 1995 net cash provided by operating activities was $39.1 million compared to $26.9 million for the corresponding period a year earlier. Although net income decreased $13.3 million in the six months ended June 30, 1995 when compared to the corresponding period of 1994, this shortfall was offset by reductions in inventories in the six months ended June 30, 1995. In 1994 inventories increased by $6.9 million in the first half, reducing the cash provided by operating activities.

Stockholders' equity increased $3.5 million to $113.3 million during the six months ended June 30, 1995. The increase was primarily a result of net income of $14.4 million, less dividends paid of $13.2 million during the period. The payment of dividends is determined by the Board of Directors in its discretion and the amount of dividends declared and paid in future quarters will depend, among other factors, on the anticipated return to historical levels of profitability, as well as other planned uses of the Company's cash resources.

Capital expenditures for the first six months of 1995 were $3.6 million compared to $3.1 million for the corresponding period a year earlier. The majority of the 1995 expenditures were made to upgrade computer and office equipment and to expand facilities to support management growth. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that approximately $3.0 million to $6.0 million will be required for working capital and capital expenditures associated with its remaining planned 1995 new market expansions.

In total, net cash and cash equivalents increased $36.3 million in the six months ended June 30, 1995 as a result of an income tax refund in the period, changes in marketable securities, and the reduction in inventories.
At June 30, 1995, the Company's cash, cash equivalent and marketable securities aggregate balance was $80.7 million which represents a $21.6 million increase from the balance as of December 31, 1994.

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are made in U.S. dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on revenues and operating margins, and weakening of the U.S. dollar versus a foreign currency has a positive impact on revenues and operating margins. In both the first half of 1995 and 1994 the U.S. dollar weakened against the currencies of the major countries whose the Company operates, resulting in increased revenue and reported exchange gains net of tax of $0.03 and $0.01, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In January 1995, the Company and certain of its officers and directors were served with three complaints alleging violation of federal securities laws. See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for a general description of the litigation. In March 1995, the Court consolidated the three complaints and on April 5, 1995, the plaintiffs served a Consolidated First Amended Complaint. On June 19, 1995, the Court granted the defendants' Motion to Dismiss the Consolidated First Amended Complaint with leave for the plaintiffs to file a Consolidated Second Amended Complaint. The plaintiffs filed and served a Consolidated Second Amended Complaint on July 20, 1995. A hearing on the defendants' Motion to Dismiss the Consolidated Second Amended Complaint is scheduled for August 28, 1995. The Company has certain indemnity obligations to the named officers and directors. The Company has directors and officers liability insurance which, subject to certain customary exceptions and exclusions, is expected to cover a portion or all of such obligations less the Company's self-retention amount. However, based upon an initial review of the allegations of the complaints and preliminary analysis by litigation counsel, the Company believes that it has substantial and meritorious defenses to the asserted claims and is vigorously contesting these claims.

The Company's French subsidiary has been subject to a tax audit by French tax authorities, who are proposing that significant value added, withholding, and income taxes are due. The Company and its tax advisors believe that the Company has substantial defenses and the Company is vigorously contesting these claims and potential assessments.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and in footnote three to the Financial Statements included in Item 1 of this document.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on Thursday, May 11, 1995 in Los Angeles, California, 25,734,478 shares of the Company's common stock were present either in person or by proxies solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     The Stockholders voted to re-elect the Company's six Directors:

                                Number of Shares
                                ----------------
                    For            Withheld       Total
                    ---            --------       -----
Mark Hughes         25,528,237     206,241        25,734,478
Dr. David Katzin    25,528,137     206,341        25,734,478
Christopher Pair    25,524,223     210,255        25,734,478
Paul Buxbaum        25,524,237     219,241        25,734,478
Edward Hall         25,492,787     241,691        25,734,478
Alan Liker          25,492,773     241,705        25,734,478

ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS


     EXHIBIT                                                                         PAGE NO./
     NUMBER    DESCRIPTION                                                          (FOOTNOTE)
        3.1    Articles of Incorporation . . . . . . . . . . . . . . . . . . . . . . .    (2)
        3.2    Articles of Amendment to the Articles of Incorporation
                    dated December 10, 1986  . . . . . . . . . . . . . . . . . . . . .    (2)
        3.3    Articles of Amendment to the Articles of Incorporation
                    dated November 22, 1989  . . . . . . . . . . . . . . . . . . . . .    (2)
        3.4    Certificate of Determination relating to the Company's Senior
                    Convertable Preferred Stock dated February 11, 1993  . . . . . . .    (7)
        3.5    Certificate of Amendment to Articles of Incorporation dated May 14, 1993   (7)
        3.6    Amended and Restated Bylaws   . . . . . . . . . . . . . . . . . . . . .    (7)
        4.1    Form of Common Stock Certificate  . . . . . . . . . . . . . . . . . . .    (7)
        10.1   Agreement between Herbalife International of America , Inc.
                    and D&F Industries, Inc. dated May 12, 1993  . . . . . . . . . . .    (7)
        10.2   Agreement between Herbalife International of America, Inc.
                    and Raven Industries, Inc. dated May 12, 1993  . . . . . . . . . .    (7)
        10.3   Agreement between Herbalife International of America, Inc.
                    and Dynamic Products, Inc. dated May 12, 1993  . . . . . . . . . .    (7)
        10.4   Master Lease between the Company and Trizec Properties, Inc.
                    dated July 17, 1991    . . . . . . . . . . . . . . . . . . . . . .    (7)
        10.5   Equipment Lease Agreement between the Company and Hewlett Packard
                    dated May 21, 1992     . . . . . . . . . . . . . . . . . . . . . .    (5)
        10.6   Final Judgment and Permanent Injunction, entered into on October,
                    1986 by the parties to that certain action entitled PEOPLE
                    OF THE STATE OF CALIFORNIA, ET AL., V HERBALIFE INTERNATIONAL,
                    INC. ET AL., Case No. 92767 in the Superior Court of
                    the State of California for the County of Santa Cruz   . . . . . .    (1)
        10.7   Permitting Agreement between the Company and
                    Nippon Herbalife K.K. effective July 27, 1988  . . . . . . . . . .    (3)
        10.8   Exclusive License Agreement between the Company
                    and Nippon Herbalife K.K. dated August 25, 1988  . . . . . . . . .    (3)
        10.9   First Addendum to Exclusive License Agreement between the Company
                    and Nippon Herbalife K.K. dated April 10, 1991   . . . . . . . . .    (7)
        10.10  Second Addendum to Exclusive License Agreement dated between
                    the Company and Nippon Herbalife K.K. dated May 22, 1992   . . . .    (5)
        10.11  The Company's 1988 Incentive Plan    . . . . . . . . . . . . . . .         (1)
        10.12  The Company's 1991 Stock Option Plan, as amended   . . . . . . . .         (6)
        10.13  The Company's Executive Incentive Compensation Plan , as amended .         (7)
        10.14  Form of Individual Participation Agreement relating
                    to the Company's Executive Compensation Plan   . . . . . . . . . .    (7)
        10.15  Employment Agreement between the Company and
                    Norman Friedmann dated August 1, 1992. . . . . . . . . . . . . . .    (5)
        10.16  Employment Agreement between the Company and
                    David Addis dated December 1, 1992 . . . . . . . . . . . . . . . .    (5)
        10.17  Amendment to Employment Agreement between the Company
                    and Norman Friedmann dated July 27, 1993 . . . . . . . . . . . . .    (7)

     (a)       EXHIBITS


          EXHIBIT                                                                    PAGE NO./
          NUMBER    DESCRIPTION                                                      (FOOTNOTE)
          10.18     Amendment to Employment Agreement between the Company
                         and David Addis dated June 29, 1993   . . . . . . . . . . .      (7)
          10.19     Form of Letter Agreement between the Compensation Committee of
                         the Board of Directors of the Company and Mark Hughes . . .      (7)
          10.20     Form of Indemnity Agreement between the Company and certain
                         officers and directors of the Company   . . . . . . . . . .      (7)
          10.21     Trust Agreement among the Company, Citicorp Trust, N.A.
                         and certain officers and directors of the Company . . . . .      (7)
          10.22     Form of Stock Appreciation Rights Agreement between
                         the Company and certain directors of the Company  . . . . .      (7)
          10.23     1994 Performance Based Annual Incentive Compensation Plan  . . .      (8)
          10.24     Form of Promissory Note for Advances under the Company's
                         1994 Performance Based Annual Incentive Compensation Plan .      (9)
          10.25     Employment Agreement between the Company and Chris Pair
                         dated April 3, 1994 . . . . . . . . . . . . . . . . . . . .     (10)
          10.26     Deferred Compensation Agreement between the
                         Company and Michael Rosen . . . . . . . . . . . . . . . . .      (9)
          11        Statement regarding the computation of Earnings Per Share  . . .      (9)
          21        List of subsidiaries of the Company  . . . . . . . . . . . . . .      (9)
          23.1      Independent Auditors' Consent  . . . . . . . . . . . . . . . . .      (9)
          27        Financial Data Schedule (filed via Edgar)  . . . . . . . . . . .      (-)

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



Date:  July    , 1995
           ---


                                        HERBALIFE INTERNATIONAL, INC.
                                                (Registrant)



                                             By:  J. MARK HATTENDORF
                                                  J. Mark Hattendorf
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                       12