Form 10-Q
period 1995-09-30
HERBALIFE INTERNATIONAL INC
filed 1995-11-13
CIK 791449

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
   /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

 For the quarterly period ended September 30, 1995
                                ------------------
                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________________________________ to
_________________________________

                         Commission file number 0-15712
                                                -------

                          HERBALIFE INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


             Nevada                                                22-2695420
     ------------------------------------               ------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification Number)

     9800 La Cienega Boulevard, Inglewood, California             90301
     ------------------------------------------------    -----------------------
          (Address of principal executive offices)            (Zip Code)

                                      (310) 410-9600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No
                                  -----     ------


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                              Yes         No
                                  ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of each of the registrant's classes of Common Stock, as of October 18, 1995: 29,854,954.



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          HERBALIFE INTERNATIONAL, INC.



                   Index to Financial Statements and Exhibits
           Filed with the Quarterly Report of the Company on Form 10-Q
                  For the Nine Months Ended September 30, 1995




                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements:                                     Page No.

          Consolidated Balance Sheets. . . . . . . . . . . . . . . .    2

          Consolidated Income Statements.. . . . . . . . . . . . . .    3

          Consolidated Statements of Cash Flows. . . . . . . . . . .    4

          Notes to Consolidated Financial Statements . . . . . . . .    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . .    6-9


                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    9

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . .    9

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . .    9

Item 4.   Submission of Matters to a Vote of Security Holders. . . .    9

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . .    9

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    10 - 11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                ASSETS             December 31,1994         September 30, 1995
                                                                   ----------------         ------------------
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .      $  34,284,000             $ 58,999,000
  Marketable securities. . . . . . . . . . . . . . . . . . . .         24,829,000               21,618,000
  Receivables. . . . . . . . . . . . . . . . . . . . . . . . .         13,648,000               11,156,000
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .         50,096,000               39,996,000
  Prepaid income taxes . . . . . . . . . . . . . . . . . . . .          6,714,000
  Prepaid expenses and other current assets. . . . . . . . . .          9,221,000                8,644,000
  Deferred income taxes. . . . . . . . . . . . . . . . . . . .         12,595,000                9,011,000
                                                                    -------------             ------------
Total current assets . . . . . . . . . . . . . . . . . . . . .      $ 151,387,000             $149,424,000
                                                                    -------------             ------------

PROPERTY - at cost . . . . . . . . . . . . . . . . . . . . . .         31,625,000               37,184,000
  Less accumulated depreciation and amortization . . . . . . .        (19,287,000)             (21,810,000)
                                                                    -------------             ------------
                                                                       12,338,000               15,374,000
                                                                    -------------             ------------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .          6,355,000                7,288,000
GOODWILL (Net of accumulated amortization of $910,000
  and $1,040,000 in 1994 and 1995, respectively.). . . . . . .          3,977,000                3,848,000
                                                                    -------------             ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 174,057,000             $175,934,000
                                                                    -------------             ------------
                                                                    -------------             ------------

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .      $  17,163,000             $ 19,959,000
  Royalty overrides. . . . . . . . . . . . . . . . . . . . . .         23,351,000               22,784,000
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . .          9,748,000               10,544,000
  Dividends payable. . . . . . . . . . . . . . . . . . . . . .          6,593,000                4,478,000
  Current portion of bank loans and contracts payable. . . . .            476,000                1,467,000
  Advance sales deposits . . . . . . . . . . . . . . . . . . .          4,231,000                4,670,000
  Income taxes payable . . . . . . . . . . . . . . . . . . . .                                     297,000
                                                                    -------------             ------------
Total current liabilities. . . . . . . . . . . . . . . . . . .         61,562,000               64,199,000
                                                                    -------------             ------------

BANK LOANS AND CONTRACTS PAYABLE
  Net of current portion . . . . . . . . . . . . . . . . . . .          1,014,000                1,347,000
                                                                    -------------             ------------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . .          1,666,000                1,884,000
                                                                    -------------             ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 100,000,000 shares, issued 29,967,954 and 29,854,954 shares in 1994 and 1995,
     respectively. . . . . . . . . . . . . . . . . . . . . . .            300,000                  300,000
  Paid-in-capital in excess of par value . . . . . . . . . . .         41,117,000               40,351,000
  Retained earnings (includes cumulative translation
    adjustment of $250,000 and $952,000 in 1994
    and 1995, respectively). . . . . . . . . . . . . . . . . .         72,034,000               69,779,000
  Unearned compensation. . . . . . . . . . . . . . . . . . . .         (3,364,000)              (1,918,000)
  Unrealized loss on marketable securities . . . . . . . . . .           (272,000)                  (8,000)
                                                                    -------------             ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . .        109,815,000              108,504,000
                                                                    -------------             ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 174,057,000             $175,934,000
                                                                    -------------             ------------
                                                                    -------------             ------------

        See the accompanying notes to consolidated financial statements.

                          HERBALIFE INTERNATIONAL, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                               Three Months Ended                           Nine Months Ended
                                                          September 30,1994 September 30,1995  September 30, 1994  September 30,1995
Retail sales . . . . . . . . . . . . . . . . . . . . . .     $234,852,000      $201,661,000       $653,771,000      $666,223,000

Less:  Distributor allowances on product purchases . . .     (109,621,000)      (94,404,000)      (306,710,000)     (312,526,000)
                                                             ------------      ------------       ------------      ------------

Net sales. . . . . . . . . . . . . . . . . . . . . . . .      125,231,000       107,257,000        347,061,000       353,697,000

Cost of sales. . . . . . . . . . . . . . . . . . . . . .       35,794,000        31,560,000         97,674,000       103,542,000

Royalty overrides. . . . . . . . . . . . . . . . . . . .       32,606,000        29,923,000         94,052,000        98,434,000
                                                             ------------      ------------       ------------      ------------

Operating margin . . . . . . . . . . . . . . . . . . . .       56,831,000        45,774,000        155,335,000       151,721,000

Marketing, distribution and administrative expenses. . .       34,754,000        46,169,000         91,052,000       130,282,000

Interest income - net. . . . . . . . . . . . . . . . . .          837,000           932,000          2,154,000         2,067,000
                                                             ------------      ------------       ------------      ------------

Income before income taxes . . . . . . . . . . . . . . .       22,914,000           537,000         66,437,000        23,506,000

Income taxes . . . . . . . . . . . . . . . . . . . . . .        9,028,000           201,000         24,914,000         8,815,000
                                                             ------------      ------------       ------------      ------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . .     $ 13,886,000      $    336,000       $ 41,523,000      $ 14,691,000
                                                             ------------      ------------       ------------      ------------
                                                             ------------      ------------       ------------      ------------


EARNINGS PER SHARE . . . . . . . . . . . . . . . . . . .     $       0.45      $       0.01       $       1.35      $       0.48
                                                             ------------      ------------       ------------      ------------
                                                             ------------      ------------       ------------      ------------

CASH DIVIDENDS PER COMMON SHARE. . . . . . . . . . . . .     $       0.22      $       0.15       $       0.58      $       0.59
                                                             ------------      ------------       ------------      ------------
                                                             ------------      ------------       ------------      ------------

        See the accompanying notes to consolidated financial statements.

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                      September 30, 1994     September 30, 1995
                                                                      ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  41,523,000         $  14,691,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . .          1,737,000             5,888,000
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . .         (3,826,000)            3,872,000
      Amortization of unearned compensation. . . . . . . . . . . . .            848,000               756,000
      Foreign exchange (gain) loss . . . . . . . . . . . . . . . . .         (2,200,000)              933,000
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                  (31,000)
  Changes in operating assets and liabilities:
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . .         (6,819,000)            2,834,000
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .        (19,169,000)           12,574,000
      Prepaid expenses and other current assets. . . . . . . . . . .         (6,026,000)            2,095,000
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . .         (2,870,000)           (3,746,000)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . .          6,873,000               343,000
      Royalty overrides. . . . . . . . . . . . . . . . . . . . . . .          1,159,000              (686,000)
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .          8,314,000                37,000
      Advance sales deposits . . . . . . . . . . . . . . . . . . . .          2,442,000               408,000
      Income taxes payable . . . . . . . . . . . . . . . . . . . . .          9,423,000             7,102,000
      Other current liabilities. . . . . . . . . . . . . . . . . . .            188,000               473,000
                                                                          -------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . .         31,597,000            47,543,000
                                                                          -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property. . . . . . . . . . . . . . . . . . . . .         (5,002,000)           (5,377,000)
      Proceeds from sale of property . . . . . . . . . . . . . . . .            134,000               437,000
      Sale of marketable securities. . . . . . . . . . . . . . . . .          1,745,000             3,483,000
                                                                          -------------         -------------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . .         (3,123,000)           (1,457,000)
                                                                          -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .        (16,187,000)          (19,762,000)
      Additions to loans payable . . . . . . . . . . . . . . . . . .            127,000
      Principal payments on loans payable. . . . . . . . . . . . . .           (367,000)             (884,000)
      Exercise of stock options. . . . . . . . . . . . . . . . . . .            805,000                74,000
      Stock repurchases. . . . . . . . . . . . . . . . . . . . . . .           (630,000)
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (196,000)              (98,000)
                                                                          -------------         -------------
NET CASH USED BY FINANCING ACTIVITIES. . . . . . . . . . . . . . . .        (16,448,000)          (20,670,000)
                                                                          -------------         -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . . . . . . . . . .            412,000              (701,000)
                                                                          -------------         -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .         12,438,000            24,715,000

CASH AND CASH EQUIVALENTS AT JANUARY 1 . . . . . . . . . . . . . . .         55,727,000            34,284,000
                                                                          -------------         -------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30. . . . . . . . . . . . . .      $  68,165,000         $  58,999,000
                                                                          -------------         -------------
                                                                          -------------         -------------

        See the accompanying notes to consolidated financial statements.

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of September 30, 1995 and for the three and nine month periods ended September 30, 1994 and 1995.

2.   EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common and equivalent shares outstanding. Shares used in the computation of earnings per share are as follows:

                                              THREE MONTHS ENDED                            NINE MONTHS ENDED
                                              ------------------                            -----------------
                                    SEPTEMBER 30, 1994   SEPTEMBER 30,1995       SEPTEMBER 30, 1994    SEPTEMBER 30, 1995
                                    ------------------   -----------------       ------------------    ------------------
Weighted average number of shares      30,754,253           30,282,596              30,830,973            30,324,670

3.   CONTINGENCIES

In January 1995, the Company and certain of its officers and directors were served with three complaints alleging violation of federal securities laws. See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 for a general description of the litigation. In March 1995, the Court consolidated the three complaints and on April 5, 1995, the plaintiffs served a Consolidated First Amended Complaint. On June 19, 1995, the Court granted the defendants' Motion to Dismiss the Consolidated First Amended Complaint with leave for the plaintiffs to file a Consolidated Second Amended Complaint. The plaintiffs filed and served a Consolidated Second Amended Complaint on July 20, 1995.
On August 28, 1995, the court granted the defendants' Motion to Dismiss the Consolidated Second Amended Complaint with leave for the plaintiffs to file a Consolidated Third Amended Complaint. The plaintiffs filed and served a Consolidated Third Amended Complaint on September 29, 1995. A hearing on the defendants' Motion to Dismiss the Consolidated Third Amended Complaint was held on November 6, 1995. The matter is under submission pending a decision by the Court and the Company is currently awaiting that decision. The Company has certain indemnity obligations to the named officers and directors. The Company has directors and officers liability insurance which, subject to certain customary exceptions and exclusions, is expected to cover a portion or all of such obligations less the Company's self-retention amount. However, based upon an initial review of the allegations of the complaints and preliminary analysis by litigation counsel, the Company believes that it has substantial and meritorious defenses to the asserted claims and is vigorously contesting these claims.

The Company's French subsidiary has been subject to a tax audit by French tax authorities, who are proposing that significant value added, withholding, and income taxes are due. The Company and its tax advisors believe that the Company has substantial defenses and the Company is vigorously contesting these claims and potential assessments.

During the third quarter the Company received inquiries from certain governmental agencies within Germany and Portugal relating to the Company's product Thermojetics-TM- Instant Herbal Beverage. Pending resolution of these inquiries, sale of this product in these countries was suspended. The Company is engaged in ongoing consultation with the appropriate authorities, and the resumption of sales of this product is dependent upon the satisfactory outcome of these consultations.

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

GENERAL

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

COMPARISON OF THIRD QUARTER AND YEAR-TO-DATE 1995 TO 1994

Retail sales for the three months ended September 30, 1995 decreased 14.1% to $201.7 million from $234.9 million, and for the nine months ended September 30, 1995 increased 1.9% to $666.2 million from $653.8 million, compared to the corresponding periods a year earlier. Regionally, retail sales in the three and nine months ended September 30, 1995 compared to the corresponding periods of 1994 increased 135.9% and 144.3%, respectively, in Asia/Pacific Rim; 2.1% and 12.2%, respectively, in The Americas; and decreased 42.8% and
20.8%, respectively, in Europe.   In The Americas, retail sales in these
periods grew from $90.4 million and $258.3 million to $92.2 million and
$289.7 million, respectively.   In Asia/Pacific Rim retail sales grew from
$15.0 million and $38.5 million to $35.3 million and $94.0 million in the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994. In Europe, retail sales in the three and nine months ended September 30, 1995 decreased from $129.5 million and $357.0 million to $74.1 million and $282.6 million respectively, compared to the corresponding periods of 1994. Contributing to the 1995 consolidated retail

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONTINUED)

COMPARISON OF THIRD QUARTER AND YEAR-TO-DATE 1995 TO 1994 (CONTINUED)

sales in the three and nine months ended September 30, 1995 was the introduction of the first two phases of products in the company's new line of personal care products, the Skin Survival Kit in January 1995 and the fragrances, "Parfums Vitessence-TM-," in April 1995. These products accounted for $18.8 million and $75.5 million of consolidated retail sales in the three and nine months ended September 30, 1995, respectively. The products were introduced extensively in Europe and The Americas where they accounted for $8.8 million and $8.9 million, or 11.9% and 9.7%, of those regions' retail sales in the quarter ended September 30, 1995, and $36.2 million and $36.1 million, or 12.8% and 12.5%, of those regions' retail sales in the nine months ended September 30, 1995. During the third quarter the Company has re-evaluated the sale of the original Thermojetics-TM- Green tablets which contain, among other ingredients, the Chinese herb known as Ma Huang which contains small quantities of naturally occuring ephedrine. A decision was reached that it would be appropriate to reintroduce this product in the U.S. in the near future.

The Asia/Pacific Rim growth was due to (i) sales increases of $15.9 million and $35.0 million, or 262.3% and 306.0%, in Japan in the three and nine months ended September 30, 1995, when compared to the corresponding periods in 1994, and (ii) the opening of the Philippines in December 1994 and Taiwan in July 1995, which reported combined retail sales of $2.9 million and $14.2 million for the same periods. In The Americas, combined retail sales increases of 14.9% and 16.7% in the three and nine month periods ended September 30, 1995 in the U.S., and Venezuela, which opened in May 1994, more than offset the reduction in sales in Mexico in the same periods resulting from the December 1994 devaluation of the Mexican Peso. In Europe, the decrease in Germany sales of $33.9 million and $7.0 million in the three and nine months ended September 30, 1995, together with decreases in Czech, France, Italy, Israel, Spain and the UK, were partially offset in the same periods by sales in Belgium, Denmark, Poland and Sweden, all of which opened in the second half of 1994, and Austria and Switzerland which opened in the third quarter of 1995. The decrease in reported sales in Germany was in part due to the suspension of sales of Thermojetics-TM- Instant Herbal Beverage in that country in July 1995. This situation has led to an increase in product returns and distributor resignations, as well as a decline in sales of other products.

Within The Americas, U.S. retail sales accounted for $81.4 million and $254.3 million or 40.4% and 38.2% of worldwide retail sales during the three and nine months ended September 30, 1995 respectively, up from the level of $73.4 million and $222.5 million, or 31.2% and 34.0%, reported for the comparable periods a year earlier. International sales, as a percentage of total retail sales, declined to 59.6% and 61.8% in the three and nine months ended September 30, 1995 from 68.8% and 66.0% in the corresponding periods of 1994.

Operating margin for the three and nine months ended September 30, 1995 decreased 19.5% and 2.3% to $45.8 million and $151.7 million from $56.8 million and $155.3 million when compared to the corresponding periods a year earlier. As a percentage of retail sales, operating margin for the three and nine months ended September 30, 1995 decreased to 22.7% and 22.8% from 24.2% and 23.8%, respectively in the corresponding periods of the prior year. The decreased operating margins are due to higher cost of sales and royalty overrides as a percentage of retail sales. Cost of sales as a percentage of retail sales for the three and nine months ended September 30, 1995 increased to 15.7% and 15.5% from 15.2% and 14.9% for the corresponding periods in 1994. These increases include higher freight costs resulting from (i) the increase in Asia/Pacific Rim retail sales as a percentage of total international retail sales, and (ii) regional redeployment of inventories to meet demand patterns. Royalty overrides as a percentage of retail sales for the three and nine months ended September 30, 1995 increased to 14.8% from 13.9% and 14.4% for the corresponding periods of 1994. This increase includes primarily the effect of a modification to the marketing plan made in June 1995 which increases the royalties earned by distributors.

Marketing, distribution and administrative expenses for the three and nine months ended September 30, 1995 increased 32.9% and 43.1% to $46.2 million and $130.3 million from $34.8 million and $91.1 million in the corresponding periods a year earlier. Such expenses as a percentage of retail sales for the three and nine months ended September 30, 1995 increased to 22.9% and 19.6% from 14.8% and 13.9% reported in the corresponding periods a year earlier. In the three and nine months ended September 30, 1995 compared to the corresponding periods of 1994, selling expenses increased $4.9 million and $14.5 million, and corporate expenses increased $5.8 million and $19.1 million. Distribution center operating costs increased $0.7 million and $5.7 million in the three and nine months ended September 30, 1995, respectively, when compared to the corresponding periods in 1994 resulting from geographic expansion. The increased selling expenses were incurred to recover from lower International Business Package (distributor kit) sales, stimulate new distributor sponsoring rates and expand distributor training. The corporate expense increases were due to (i)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONTINUED)

COMPARISON OF THIRD QUARTER AND YEAR-TO-DATE 1995 TO 1994 (CONTINUED)

initiatives taken in new product introductions and technologies to enhance sales, marketing activities and other business related functions and (ii) increased foreign exchange losses of $3.4 million and $2.7 million in the three and nine months ended September 30, 1995, respectively when compared to the corresponding periods a year earlier.

Income taxes for the three and nine months ended September 30, 1995 decreased 97.8% and 64.6% to $0.2 million and $8.8 million from $9.0 million and $24.9 million in the corresponding periods a year earlier. As a percentage of pre-tax income, income taxes in the three months ended September 30, 1995 decreased to 37.5% from 39.4% a year earlier. In the nine months periods ended September 30, 1995 and 1994 the rate remained constant at 37.5%.

Net income for the three and nine months ended September 30, 1995 decreased 97.6% and 64.6% to $0.3 million and $14.7 million from $13.9 million and $41.5 million reported in the corresponding periods a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the nine months ended September 30, 1995 net cash provided by operating activities was $47.5 million compared to $31.6 million for the corresponding period a year earlier. Although net income decreased $26.8 million in the nine months ended September 30, 1995 when compared to the corresponding period of 1994, this shortfall was offset by reductions in inventories in the nine months ended September 30, 1995. In 1994 inventories increased by $19.2 million in the first nine months, reducing the cash provided by operating activities.

Stockholders' equity decreased $1.3 million to $108.5 million during the nine months ended September 30, 1995. The decrease was primarily a result of net income of $14.7 million, less dividends declared of $17.6 million during the period. The dividend in the third quarter was reduced to $0.15 per share from $0.22 per share in the same period in 1994. The payment of dividends is determined by the Board of Directors in its discretion and the amount of dividends declared and paid in future quarters will depend, among other factors, on increased levels of profitability, as well as other planned uses of the Company's cash resources.

Capital expenditures for the first nine months of 1995 were $5.4 million compared to $5.0 million for the corresponding period a year earlier. The majority of the 1995 expenditures were made to upgrade computer and office equipment. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that approximately $1.5 million to $3.0 million will be required for working capital and capital expenditures associated with its remaining planned 1995 new market expansions.

In total, cash and cash equivalents increased $24.7 million in the nine months ended September 30, 1995. This increase resulted from net income, an income tax refund in the period, changes in marketable securities, and the reduction in inventories, offset by dividends paid and capital expenditures. At September 30, 1995, the Company's cash, cash equivalent and marketable securities aggregate balance was $80.6 million which represents a $21.5 million increase from the balance as of December 31, 1994.

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

revenues and operating margins. In both the first nine months of 1995 and 1994 the U.S. dollar weakened against the currencies of the major countries where the Company operates, resulting in increased revenue. The timing of the intercompany payments resulted in a reported exchange loss net of tax of $0.02 per share and a reported exchange gain net of tax of $0.04 per share in the first nine months of 1995 and 1994, respectively.

For a discussion of certain contingencies that may impact liquidity and capital resources, see "Note 3, Contingencies," above.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (A)  EXHIBITS

EXHIBIT                                                                                                                    PAGE NO./
NUMBER    DESCRIPTION                                                                                                     (FOOTNOTE)
          3.1  Articles of Incorporation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
          3.2  Articles of Amendment to the Articles of Incorporation
                    dated December 10, 1986. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
          3.3  Articles of Amendment to the Articles of Incorporation
                    dated November 22, 1989. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2)
          3.4  Certificate of Determination relating to the Company's Senior
                    Convertible Preferred Stock dated February 11, 1993. . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          3.5  Certificate of Amendment to Articles of Incorporation dated May 14, 1993. . . . . . . . . . . . . . . . . .   (7)
          3.6  Amended and Restated Bylaws . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          4.1  Form of Common Stock Certificate. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          10.1 Agreement between Herbalife International of America , Inc.
                    and D&F Industries, Inc. dated May 12, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          10.2 Agreement between Herbalife International of America, Inc.
                    and Raven Industries, Inc. dated May 12, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          10.3 Agreement between Herbalife International of America, Inc.
                    and Dynamic Products, Inc. dated May 12, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          10.4 Master Lease between the Company and Trizec Properties, Inc.
               dated July 17, 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          10.5 Equipment Lease Agreement between the Company and Hewlett Packard
                    dated May 21, 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
          10.6 Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that certain action entitled PEOPLE OF THE STATE OF
                    CALIFORNIA, ET AL., V HERBALIFE INTERNATIONAL, INC. ET AL., Case No. 92767
                    in the Superior Court of the State of California
                    for the County of Santa Cruz . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)
          10.7 Permitting Agreement between the Company and
                    Nippon Herbalife K.K. effective July 27, 1988. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3)
          10. 8     Exclusive License Agreement between the Company
                    and Nippon Herbalife K.K. dated August 25, 1988. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3)
          10.9 First Addendum to Exclusive License Agreement between the Company
                    and Nippon Herbalife K.K. dated April 10, 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          10.10     Second Addendum to Exclusive License Agreement dated between the Company
                    and Nippon Herbalife K.K. dated May 22, 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
          10.11     The Company's 1988 Incentive Plan. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1)
          10.12     The Company's 1991 Stock Option Plan, as amended . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6)
          10.13     The Company's Executive Incentive Compensation Plan , as amended . . . . . . . . . . . . . . . . . . .   (7)
          10.14     Form of Individual Participation Agreement relating to the Company's
                    Executive Compensation Plan. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          10.15     Employment Agreement between the Company and
                    Norman Friedmann dated August 1, 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
          10.16     Employment Agreement between the Company and
                    David Addis dated December 1, 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (5)
          10.17     Amendment to Employment Agreement between the Company
                    and Norman Friedmann dated July 27, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

     (A)       EXHIBITS

EXHIBIT                                                                                                                    PAGE NO./
NUMBER    DESCRIPTION                                                                                                     (FOOTNOTE)


          10.18     Amendment to Employment Agreement between the Company
                    and David Addis dated June 29, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          10.19     Form of Letter Agreement between the Compensation Committee of the
                    Board of Directors of the Company and Mark Hughes. . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          10.20     Form of Indemnity Agreement between the Company and certain
                    officers and directors of the Company. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          10.21     Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers
                    and directors of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          10.22     Form of Stock Appreciation Rights Agreement between the Company and
                    certain directors of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7)
          10.23     1994 Performance Based Annual Incentive Compensation Plan. . . . . . . . . . . . . . . . . . . . . . .   (8)
          10.24     Form of Promissory Note for Advances under the Company's 1994 Performance
                    Based Annual Incentive Compensation Plan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (9)
          10.25     Employment Agreement between the Company and Chris Pair dated April 3, 1994. . . . . . . . . . . . . .  (10)
          10.26     Deferred Compensation Agreement between the Company and Michael Rosen. . . . . . . . . . . . . . . . .   (9)
          21        List of subsidiaries of the Company. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (9)
          27        Financial Data Schedule (filed via Edgar). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (-)

          FOOTNOTES
          (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.
          (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
          (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.
          (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.
          (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
          (6) Incorporated by reference to the Company's definitive Proxy Statement relating to its annual meeting of shareholders held May 20, 1993.
          (7) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.
          (8) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.
          (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
          (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

     (b)  REPORTS ON FORM 8-K
          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 10, 1995


                                   HERBALIFE INTERNATIONAL, INC.
                                       (Registrant)

                                   By:       Timothy Gerrity
                                       -----------------------------
                                             Timothy Gerrity
                                       Senior Vice President and
                                           Chief Financial Officer