Form 10-K
period 1995-12-31
HERBALIFE INTERNATIONAL INC
filed 1996-04-01
CIK 791449

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                    For the fiscal year ended DECEMBER 31, 1995
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIESEXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to ____________________

                            Commission file number 0-15712

                             HERBALIFE INTERNATIONAL, INC.
                             -----------------------------
                 (Exact name of Registrant as specified in its charter)
        NEVADA                                               22-2695420
   ---------------                                        ---------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification Number)

   1800 CENTURY PARK EAST, LOS ANGELES, CALIFORNIA                90067
   -----------------------------------------------              --------
        (Address of principal executive offices)                 (Zip Code)

                                (310) 410-9600
                                --------------
            (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
   Form 10-K or any amendment to this Form 10-K.    X
                                                 -----

      Based upon the closing price of its Common Stock at February 29, 1996 of $12 per share, the aggregate market value of Registrant's outstanding Common Stock held by non-affiliates was approximately $174,860,940. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of this Form and the Registrant is not bound by this determination for any other purpose.)

           APPLICABLE ONLY TO REISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
   securities under a plan confirmed by a court.  Yes         No
                                                      -----      -----

      The number of outstanding shares of the registrant's Common Stock, as of February 29, 1996 was 29,887,864.

            DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1995, are incorporated by reference in Part III of this Form.


- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

ITEM 1. BUSINESS

BACKGROUND AND CORPORATE ORGANIZATION

GENERAL

Herbalife International, Inc. (the "Company") markets weight control products, food and dietary supplements and a new line of personal care products worldwide through a network marketing system. Herbalife uses network marketing as a way to describe its marketing and sales programs as opposed to multi-level marketing because multi-level marketing has had a negative connotation in certain countries in which Herbalife does business. The Company emphasizes the herbs and other natural ingredients in its 62 products in order to appeal to consumer demand for products including such ingredients. The Company currently conducts business in 32 countries located in The Americas, Europe and Asia/Pacific Rim. Retail sales derived from The Americas, Europe and Asia/Pacific Rim represented 44.0%, 40.5% and 15.5%, respectively, of the Company's total retail sales for the year ended December 31, 1995.

The Company's products are marketed exclusively through a network marketing system in which independent distributors purchase products for resale to retail consumers and other distributors. Management believes that its network marketing system is ideally suited to marketing its products, which emphasize "lifestyle", because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use the Company's products themselves. The Company's network marketing system appeals to a broad cross-section of people worldwide, particularly those looking to supplement family income or who are unable or choose not to devote full-time to more conventional employment.

HISTORY AND ORGANIZATION

The Company began operations in February 1980 as a California limited partnership and operated in that form through December 1985, with the exception of an interim period from October 1981 through August 1983 when the business was operated through a California corporation. In January 1986, the Company's business was transferred from the California limited partnership to its corporate general partner, Herbalife International of America, Inc. ("Herbalife of America"). In November 1986, Herbalife of America was acquired in a stock-for-stock reorganization by Sage Court Ventures, Inc. ("Sage Court"). As a result of the acquisition, Herbalife of America became a wholly-owned subsidiary of Sage Court and the former stockholders of Herbalife of America acquired a controlling interest in Sage Court. Sage Court's name was formally changed to Herbalife International, Inc. in December 1986.

In October 1993, the Company and certain selling stockholders sold a total of 6,047,000 shares of Common Stock in a Public Offering (the "1993 Offering"). The Company issued and sold 2,647,000 shares as part of this transaction.

Herbalife International, Inc. operates through 37 wholly-owned domestic and foreign subsidiaries. Except as the context otherwise requires, references to the "Company" include Herbalife International, Inc. and its operating subsidiaries.

EXECUTIVE OFFICES

The Company's executive offices are located at 1800 Century Park East, Los Angeles, California 90067. The Company's telephone number is (310) 410-9600.

BUSINESS STRATEGY

The Company's business strategy consists of three principal elements: (1) expansion into new markets, (2) continued growth in existing markets, and (3) management initiatives designed to support future growth and increase operating efficiencies.

EXPANSION INTO NEW MARKETS

The opening of new markets is an important part of the Company's business strategy. Since the beginning of 1989, the Company has commenced operations in 27 countries, which in 1995 accounted for 57.3% of the Company's total retail sales. From the beginning of 1992 to date, the Company entered 21 countries, and these markets, while certain of them are still in the early stages of their development, are already contributing significantly to retail sales and net income. The Company currently plans to enter between three to five new countries in 1996.

An important factor in the success of the Company's recent market openings has been its international sponsorship program. This program permits distributors in any country to sponsor distributors in other countries and earn royalties and bonuses on sales by those distributors. International sponsorship provides distributors with an incentive to build distributor organizations in each of the Company's new markets. The Company has permitted international sponsorship since the commencement of operations in its first international market in 1982. In deciding which countries to enter and the timing of entry, the Company considers, among other things, the contacts its distributors may have in potential new markets. Through its experience in starting operations in new countries, the Company's approach generally is to introduce as many of its four principal weight control and nutritional products as possible upon commencing operations in a new market and thereafter to introduce additional products over time.

GROWTH IN EXISTING MARKETS

The Company attempts to expand its business in each of its markets by introducing additional products, attracting new distributors and further motivating existing distributors. The continued introduction of products is designed to generate additional revenue, encourage growth in the number of distributors and serve as an important promotional tool to assist distributors in selling products and recruiting new distributors.

In May 1992 a new product, Thermojetics-Registered Trademark-, was introduced in the United States. This weight control system, which includes herbal tablets, has resulted in an expansion of the Company's United States business by generating significant sales itself, stimulating sales of the Company's other products and contributing to an increase in the number of active distributors. These initial Thermojetics-Registered Trademark-products were marketed during 1992 and 1993 in the United States, Canada and Mexico only, and helped U.S. retail sales increase almost six-fold in 1993
versus 1991 levels.   In 1994, the second major product in the
Thermojetics-Registered Trademark- family was introduced, Thermojetics-Registered Trademark- Instant Herbal Beverage, in a total of 18 countries. The Thermojetics-Registered Trademark- Instant Herbal Beverage introduction assisted in the increase in worldwide Thermojetics-Registered Trademark- products retail sales to $165.1 million, which represented 17.9% of total worldwide retail sales during 1995. Thermojetics-Registered Trademark- products represented 35.0%, 33.4% and 27.8% of total retail sales in the U.S. market in 1993, 1994 and 1995, respectively.

In May 1994, Herbalife began the development of a new product line, Personal Care. The Personal Care line is designed to complement Herbalife's traditional weight control and food and dietary products, by emphasizing personal lifestyle and health awareness. Significant development efforts in 1994 culminated in the January 1995 launch of The Skin Survival Kit, the first line of Personal Care products. Further personal care products were launched in 1995: the fragrances, Parfums Vitessence-TM- in April, and the facial products, Nature's Mirror-TM-in October. All personal care products developed by Herbalife are grouped under the name of Dermajetics-Registered Trademark-. The Company plans to emphasize the development of additional new products to supplement its existing product line.

EXPANSION INTO CATALOG SALES

In March 1994, the Company expanded into catalog sales with the "Art of Promotion" catalog. Management believes that this strategic move is compatible with the existing network marketing system. This initiative involves marketing products that supplement existing product lines, and that can be used as tools to enable distributors to grow their businesses. Distributors are motivated to participate by earning commissions. Management believes that the diversification of the Company's product line and marketing systems resulting from the establishment of the catalog sales business should benefit the Company by providing, among other things, valuable marketing information regarding the retail consumers of existing products.

PRODUCT DEVELOPMENT

The Company's products include weight control products and food and dietary supplements. In addition, supplementing its existing operations, in 1995 the Company expanded its business into personal care products. The Company currently markets 62 products, exclusive of variations in product flavors, reformulations of products to satisfy regulatory requirements or similar variations of the Company's basic product line.

A majority of the Company's sales are derived from its four principal weight control products, which consist of Formula #1, a protein powder in five different flavors designed as a meal replacement, and Formulas #2, #3 and #4, all tablets that contain herbs, vitamins and minerals designed to assist in weight control and satisfy certain nutritional requirements, and from Thermojetics-Registered Trademark-, a weight control system that includes herbal tablets and a beverage. The Company's other food and dietary supplements include a variety of products, each containing herbs, vitamins, minerals and other natural ingredients. Such products are sold under various names, including Cell-U-Loss-Registered Trademark-, Activated Fiber, N.R.G. (Nature's Raw Guarana), Herbal-Aloe, Florafiber, Xtra-Cal, Herbalifeline-Registered Trademark-, and Schizandra Plus-Registered Trademark-.

In 1995, the company entered a new category of products - the Dermajetics-Registered Trademark- personal care line. Three initial phases of the new line of personal care products were introduced: Skin Survival Kit in January 1995, Parfums Vitessence-TM- in April, 1995, and Nature's Mirror-TM- in October, 1995. The Skin Survival Kit consists of four skin care products packaged in a vinyl cosmetic bag: a day moisturizer, a night moisturizer, a mask and an eye gel. Parfums Vitessence-TM- consist of six eau d'toilettes, three for men and three for women. The Nature's Mirror-TM-facial products consist of nine products: cleanser, toner and moisturizer for three skin types.

In September 1995, six Dermajetics-Registered Trademark- skin care products were launched specifically for the Japanese market. These products, which are a combination of the Skin Survival Kit products and Nature's Mirror-TM-, are manufactured in Japan and have been reformulated and re-packaged for the Japanese market.

In January 1996, eight new products for nutrition and weight management were launched as a part of a newly developed Health & Fitness Program and Bulk & Muscle Program. The two programs consist of a protein powder Multivitamin-Mineral, Herbal Tablet and a Cell Activator. Initially, the products have been introduced into the United States. The Company also introduced an A.M. Replenishing and a P.M. Cleansing formula as part of a 21-Day herbal cleaning program.

Weight control products (including Thermojetics-Registered Trademark-), food and dietary supplements and personal care and all other products accounted for approximately 71%, 16% and 12% of total retail sales, respectively, for 1995, and approximately 77%, 17% and 4% of total retail sales, respectively, for 1994. In addition, the Company's educational and promotional materials accounted for approximately 1% and 2% of total retail sales in 1995 and 1994, respectively.

The Thermojetics-Registered Trademark- weight control system includes herbal tablets designed to aid in weight control in conjunction with the Herbalife Cellular Nutrition-Registered Trademark- Health and Weight Management System, the Thermojetics-Registered Trademark- Energy Guide or alternative weight control programs. The introduction of Thermojetics-Registered Trademark-into the United States has contributed significantly to the increase in United States sales. Following the introduction of Thermojetics-Registered Trademark- into the United States in May 1992, the product was introduced into Mexico and Canada. In 1994 Thermojetics-Registered Trademark- Instant Herbal Beverage was initially introduced in 18 countries, but in 1995 it was sold in 28 countries. Worldwide retail sales of the Thermojetics-Registered Trademark- family of products represented 17.9% of total retail sales in 1995.

An important ingredient in one of the tablets included in the Thermojetics-Registered Trademark- system is a Chinese herb known as "Ma Huang," which contains naturally-occurring ephedrine in small quantities and which has been the subject of adverse publicity in the United States. As with the Company's other food and dietary supplements, the Company makes no therapeutic claims with respect to Thermojetics-Registered Trademark- or any of its ingredients, including Ma Huang. Accordingly, prior to initiating sales of the product in the United States, the Company did not, and believes it was not required to, obtain prior regulatory approval from the FDA or other regulatory agencies. While the Company was likewise not required to obtain prior approval in Canada, following the introduction of Thermojetics-Registered Trademark- in that country in February 1993, the Company received informal notice from a local regulatory authority that the Canadian Department of Health and Welfare was investigating the existence of ephedrine in food products. As a result, the Company suspended shipment of Thermojetics-Registered Trademark- into Canada in March 1993. The Company then reformulated the product to reduce its ephedrine level and upon obtaining notice that the reformulated product was acceptable to Canadian authorities, renewed sales of Thermojetics-Registered Trademark- in June 1993. In February 1994, Canadian authorities again suspended sales of products containing ephedrine. This suspension is indefinite and may be permanent. As a result, the Company has responded by selling in Canada only the Thermojetics-Registered Trademark- tablets that do not contain Ma Huang and otherwise comply with the new directions. There is a risk that Ma Huang may be subject to regulation in the United States in the future, as a result of FDA action or otherwise. The Company believes that the product could be reformulated, if necessary, with reduced ephedrine levels or with an acceptable substitute for Ma Huang, although there can be no assurance in this regard. In the event that a food product containing Ma Huang was found to be unacceptable for sale in additional markets in which Thermojetics-Registered Trademark- is currently sold and the Company was unable to effectively reformulate the product in those markets, there could be an adverse effect on the Company.

In April, 1995, in anticipation of upcoming FDA actions regarding Ma Huang, the Company decided to temporarily stop sales of Thermojetics-Registered Trademark-Green tablets in the United States. At that time the Company introduced its reformulated tablets that did not include Ma Huang. In the fourth quarter of 1995, the Company reintroduced the Thermojetics-Registered Trademark- Green tablets (containing Ma Huang), as no regulation had been enacted concerning Ma Huang.

During the third quarter of 1995, the Company received inquiries from certain governmental agencies within Germany and Portugal relating to the Company's product, Thermojetics-Registered Trademark- Instant Herbal Beverage. Pending resolution of these inquiries, the sale of this product in these countries was suspended. The Company is engaged in ongoing consultation with the appropriate authorities, and the resumption of sales of this product is dependent upon the satisfactory outcome of these consultations.

The Company expands its product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, the Company's executives and consultants and outside parties. When introducing products into its markets, local counsel and other representatives retained by the Company investigate product formulation matters as they relate to regulatory compliance and other issues. To the extent possible, the Company's products are then reformulated to suit both the regulatory and marketing requirements of the particular market.

All of the Company's nutritional products are manufactured by outside companies. Raven Industries Inc. ("Raven") manufactures the Company's powder products, and D&F Industries, Inc. ("D&F") manufactures substantially all of the Company's tablet and capsule products. The Company does not maintain its own product research, development and formulation staff and relies on Raven and D&F for such services. When the Company, one of its consultants or another party (including, in many instances, Raven or D&F) identifies a new product concept or when an existing product must be reformulated for introduction into a new or existing market, the new product concept or reformulation project is generally submitted to D&F or Raven for technological development and implementation. The Company does not own the proprietary rights to its weight management products and its food and dietary supplements. However, the developer and supplier of all these products has granted the Company the exclusive right to market any product which the Company purchases from the suppliers thereby granting the Company the practical equivalent of ownership of the formulations of these products during the term of the supply agreements. The Company has obtained or has applications pending for trademark registration of certain of its tradenames in certain jurisdictions. However, there can be no assurance that another company will not replicate one of the Company's products. In addition, Raven and D&F own certain product formulations and manufacturing processes relating to the Company's products.

The Company's business relationship with Raven and D&F represents an important source of income to these manufacturers, as sales to the Company comprise a substantial portion of the total sales of Raven and D&F. In addition, in May 1993, the Company entered into requirements contracts with Raven, D&F and Dynamic Products, Inc. ("Dynamic," the licensor of one of the Company's tablet products), that extend to January 1998. Pursuant to these contracts, each manufacturer has agreed, among other things, not to sell the products sold to the Company to third parties, and the Company has agreed to purchase all of its requirements for powder products from Raven and all of its requirements for tablet, capsule, liquid, cream and lotion products from D&F or Dynamic, to the extent each such manufacturer is capable or becomes capable of manufacturing such products. The manufacturers have waived that requirement as it relates to the Skin Survival Kit, Parfums Vitessence-TM-and Nature's Mirror-TM-. The contracts also provide Raven, D&F and Dynamic a right of first refusal to establish any manufacturing facility outside of North America that the Company proposes to develop or acquire, and the right to receive certain royalty payments in the event that such a manufacturing facility were contracted or acquired and the right of first refusal was not exercised.

Two individuals (not affiliates of the Company) are principal stockholders of each of Raven, D&F, and Dynamic. Mark Hughes, the Company's principal stockholder, Chairman of the Board, Chief Executive Officer and President, owns a one-third ownership interest in Raven and a one-fifth ownership interest in Dynamic. Dr. David Katzin, an officer of the Company and member of the Company's Scientific Advisory Board, owns a 5% minority interest in Dynamic.

Although the Company believes that its relationships with its outside manufacturers are good as a result of the foregoing factors, the Company's business could be adversely affected if its relationship with Raven or D&F were impaired, and there can be no assurance that Raven and D&F will continue to provide the product research, development and formulation services that they have in the past. However, the Company interacts regularly and extensively with (1) outside third party suppliers regarding new product introduction ideas, (2) the distributors regarding their receptivity to proposed product introductions and (3) the manufacturers and suppliers of new products regarding design, formulation and other specifications for new product introduction.

The Company owns all the formulas, processes and trade secrets with respect to the Personal Care Line. This information with respect to these products is made available to outside manufacturers on a strictly confidential basis and for the limited purpose of manufacturing these products for the Company. The Skin Survival Kit products are currently being manufactured by BCM Cosmetiques S.A., formerly Croda Cosmetique France S.A. The Parfums Vitessence-TM- products are manufactured by Laboratoires Selecta S.A. and Abodino S.A. in France. Nature's Mirror-TM- products are manufactured by Thibiant International Inc. in the U.S.A. The Company provides specifications to the manufacturers. The European manufacturers are supplied components by Herbalife at no charge, then procure the raw materials, compound the products, and fill the supplied components. The U.S. manufacturer procures the raw materials and the components, compounds the product and fills the components. The Company's arrangement with the manufacturers can be terminated by either party upon the completion of any outstanding purchase orders.

DISTRIBUTION AND MARKETING

The Company's products are distributed exclusively through a network marketing system consisting of an extensive network of distributors. Herbalife uses network marketing as a way to describe its marketing and sales programs as opposed to multi-level marketing because multi-level marketing has had a negative connotation in certain countries in which Herbalife does business. Distributors are generally independent contractors who purchase products directly from the Company or from other distributors for resale to retail consumers and other distributors. Distributors may elect to work on a full-time or part-time basis. The Company believes that its network marketing system appeals to a broad cross-section of people worldwide, particularly those looking to supplement family income or who are unable or choose not to devote full-time to more conventional employment, and that a majority of its distributors therefore, work on a part-time basis. The Company believes that its network marketing system is ideally suited to marketing weight control and personal care products because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use the Company's products themselves. The Company encourages its distributors to use the Company's products and to communicate the results of their use of such products to their retail customers.

Distributors' earnings are derived from several sources. First, distributors may earn profits by purchasing the Company's products at wholesale prices (which are discounted 25% to 50% from suggested retail prices depending on the distributor's level within the Company's distributor network) and selling the Company's products to retail customers at retail prices. Second, distributors may earn profits by selling products to other distributors who do not qualify for the same level of discount as the selling distributor. Third, distributors who sponsor other distributors and establish their own distributor organizations may earn royalties of 5% to 15% and production bonuses of up to 6% on sales generated by distributors within their organizations. Distributors earn the right to receive royalties and production bonuses upon attaining the level of supervisor and above. Distributors may earn royalties on sales generated by distributors within their organization and production bonuses on sales generated by any distributor within their organization who is at a lower level within the Company's distributor network. The Company believes that the right of distributors to earn royalties and production bonuses contributes significantly to the Company's ability to retain its productive distributors.

To become a distributor, a person must be sponsored by an existing distributor and must purchase a distributor kit from the Company. A distributor kit currently sells for an average of $80 and provides a sampling of the Company's products plus aids, brochures, order forms, cassette recordings and informational videotapes. Sales of distributor kits (including the samples of the Company's products contained therein) and other educational promotional materials accounted for 4.5% and 5.0% of the Company's total retail sales for 1994 and 1995, respectively.

To become a supervisor or qualify for a higher level, distributors must purchase a certain amount of the Company's products or earn certain amounts of royalties during specified time periods and must re-qualify for such levels once each year. Supervisors may then attain higher levels by earning increasing amounts of royalties based on purchases by distributors within their organizations. Supervisors contribute significantly to the Company's sales and certain key supervisors who have attained the highest levels within the Company's distributor network are responsible for generating a substantial portion of the Company's sales and for recruiting a substantial number of the Company's distributors. The following table sets forth the approximate number of the Company's supervisors at the dates indicated:

                              At February 28, *
- ------------------------------------------------------------------------------
                           1992       1993       1994       1995       1996
- ------------------------------------------------------------------------------
Approximate Number of    18,000     41,000     75,000     85,000     99,000
Supervisors
- ------------------------------------------------------------------------------
*The Company determines the number of supervisors as of the end of February each year following the conclusion of the first supervisor qualification period of the year and deletes supervisors who fail to meet the supervisor qualifications at that time. The Company relies on distributors' certifications as to the amount and source of their product purchases from other distributors. Although the Company applies certain review procedures with respect to such certifications, they are not directly verifiable by the Company.

The Company seeks to expand its distributor base in each market by offering distributors attractive compensation opportunities. The Company believes its unique international sponsorship program provides a significant advantage to its distributors as compared with distributors in other network marketing organizations because the program permits distributors in any country to sponsor distributors in other countries (where the Company is licensed to do business and where the Company has obtained required product approvals) and to earn the same level of royalties and bonuses on sales by those distributors as if both distributors resided in the same country.

In addition, in 1992 and 1993 the Company introduced two new compensation and incentive programs designed to motivate distributors at both the most senior and junior levels within the Company's distributor network. For the Company's most senior distributors, the President's Team ("PT"), the Company created the President's Council and President's Bonus. As of February 1996, there were approximately 250 members. The President's Council, comprising the most successful PT members, works closely with Mark Hughes to develop and implement new initiatives and strategies for increasing sales and distributor productivity throughout the Company's entire distributor organization. Qualifying PT members have the opportunity to participate in the President's Bonus which in 1995 consisted of a total available awards package of three-quarter of one percent of the Company's total product retail sales.
The President's Bonus provides a direct incentive for the Company's most productive distributors. The distribution of the President's Bonus is determined by Mark Hughes.

For the Company's most junior distributors, those who have not yet attained supervisor status, the Company instituted a "Success Builder" program. This program establishes three levels of distributors below the supervisor level. By reaching specified retail sales levels during certain time periods, distributors become eligible to receive additional product discounts, training tapes, manuals and other productivity awards. The Success Builder program is designed to provide incentives to distributors who are in the initial stages of building distributor organizations and to encourage them to reach supervisor status.

The Company is constantly developing new programs and technologies to help facilitate distributor recruitment, and to provide distributors with the skills and tools to build their businesses. In March 1992, the Company introduced its "International Success Training System" ("ISTS") in the United States, Mexico, Canada, Australia and New Zealand. The ISTS supplements the Company's current training and education programs. It consists of a series of informational training messages, some live and some recorded, that are available through telephone conference calls. Among other things, it enables potential distributors to learn about the Company and its products and develop the skills necessary to build their own distributor organizations through a convenient format that can generally be accessed from their own home or office. In 1994, the Company tested several new technologies for communicating with, educating and motivating distributors. The first International Success Satellite Event (ISSE) was held in December 1994 in approximately 60 cities worldwide, in 22 countries. The ISSE represents a new cost-effective technique of disseminating information to large audiences of distributors simultaneously. Live distributor meeting venues are relayed via satellite to audiences worldwide. In 1995, the Company held five ISSE events with an audience of over 60 cities in 30 Countries. Another technology was launched in 1995 - The Herbalife Broadcast Network. This technology allows the Company to reach a large number of distributors, initially in North America and Europe, with over 10 hours of training and motivational programming per week. Throughout the year the company held leadership meetings in key cities in the Americas, Europe and Asia/Pacific Rim. The meetings are designed to reward important sales achievements and to help distributors successfully build, manage and train their organization.

In August 1995, members of the top levels of distributors qualified for Worldwide Getaway Vacations. These vacations provide an opportunity for top producing distributors to share techniques, successes, and business advice.

The Company maintains a computerized system for processing distributor orders and calculating distributor royalties and bonus payments which enables it to remit such payments promptly to distributors. The Company believes that prompt remittance of royalties is vital to maintaining a motivated network of distributors, and that its distributors' loyalty to the Company has been enhanced by the Company's history of consistently making royalty and bonus payments on a scheduled basis.

GEOGRAPHIC AREAS OF OPERATIONS

The following chart sets forth the countries in which the Company currently operates, the year operations were commenced in each country, and product and retail sales information by country during the past five years.

                             Year    Number of
                                      Products
          Country          Entered   Offered at          Total Retail Sales (in thousands)
                                                 ------------------------------------------------
            (1)              (2)      12/31/95     1991      1992      1993      1994      1995
- -------------------------  --------  ----------  --------  --------  --------  --------  --------
United States                1980        51       $42,008   $86,258  $246,984  $294,987  $333,595

Canada                       1982        36         4,629     4,815    10,100    10,789    12,042

Mexico                       1989        41         8,569    11,088    16,784    25,422    15,125

Dominican Republic (3)       1994         7                                       2,500       101

Venezuela                    1994         4                                       1,527    11,152

Argentina                    1994        16                                      19,061    10,006

Brazil                       1995         6                                                24,183
                                                 --------  --------  --------  --------  --------
THE AMERICAS:                                     $55,206  $102,161  $273,868  $354,286  $406,204
                                                 --------  --------  --------  --------  --------
                                                 --------  --------  --------  --------  --------

United Kingdom               1983        34        $6,365    $9,770   $24,930   $30,769   $15,296

Israel (4)                   1989        18         1,410     3,831    30,359    73,278    30,133

Spain                        1989        26        70,462    87,469    47,662    30,733    15,730

France                       1990        21        28,040    96,773    97,306    46,968    13,129

Germany                      1991        19        10,981    66,775    83,068   159,482   115,555

Italy                        1992        20                     903    77,842    72,009    56,687

Portugal                     1992        24                   4,075    13,328    11,073     8,934

Czech Republic               1992         7                   9,938    10,005    24,423    15,112

Netherlands                  1993        19                             7,009    17,581    18,237

Belgium                      1994        19                                       1,965     3,775

Poland                       1994        11                                         792     6,238

Denmark                      1994        20                                       2,377    11,263

Sweden                       1994        20                                       1,799    17,845

Russia                       1995        10                                                29,593

Switzerland                  1995        12                                                 4,911

Austria                      1995        15                                                 3,134

Norway                       1995        13                                                   367

Finland                      1995        17                                                   300

South Africa (5)             1995         6                                                 7,707
                                                 --------  --------  --------  --------  --------
EUROPE:                                          $117,258  $279,534  $391,509  $473,249  $373,946
                                                 --------  --------  --------  --------  --------
                                                 --------  --------  --------  --------  --------

Australia                    1982        36       $16,802   $20,419   $20,602   $29,155   $30,803

New Zealand                  1988        36         1,710     2,695     2,497     3,206     2,535

Japan (6)                    1989        21                               686    18,759    81,730

Hong Kong                    1992        18                     283     3,853     5,323    10,783

Philippines                  1994         7                                          80    13,219

Taiwan                       1995        14                                                 4,424
                                                 --------  --------  --------  --------  --------
ASIA/PACIFIC RIM:                                 $18,512   $23,397   $27,638   $56,523  $143,494
                                                 --------  --------  --------  --------  --------
                                                 --------  --------  --------  --------  --------

- -------------------------------------------------------------------------------------------------

(1) The Company records sales data based on the country from which distributor orders are shipped by the Company. Sales by distributors to other distributors or retail consumers may occur in other countries, although such sales generally violate geographic limitations imposed by the Company on product sales.

(2) Throughout this annual report, "entering", "opening", "commencing operations" or "doing business" in a market or country means that the Company has obtained either regulatory approval of, or the favorable opinion of local legal counsel with respect to, its network marketing plan and has obtained all requisite regulatory approvals of at least one product and has commenced sales and shipment of that product within the market or country.

(3)  Sales in the Dominican Republic are shipped from the United States.

(4) The Company initiated operations in Israel in 1989 through a licensing arrangement that was terminated in 1990. In 1991, the Company began operating in Israel through a wholly-owned subsidiary. Accordingly, sales data for Israel are reported only for 1991 and subsequent periods.

(5) Because sales in South Africa are not large enough to be treated as a separate segment, they are included with sales from the European region.


(6) In 1991 and 1992 the Company operated under a licensing arrangement in Japan. No retail sales revenue was recorded for those periods. A new wholly-owned Japanese subsidiary was formed in November 1993 whose results from that date are reported above.


The Company commenced operations in the United States in 1980 and, by 1983, had expanded its operations to three additional English speaking countries:
Australia, Canada and the United Kingdom. Beginning in 1989, the Company began to expand to non-English speaking countries, starting with Spain and Mexico because of the substantial number of the Company's distributors who spoke Spanish and had friends, relatives and other acquaintances in those countries. Focusing on Europe, but expanding into other non-English speaking countries, the Company commenced operations in France and Germany in 1990 and 1991, respectively, in 1992 opened Italy, Portugal and The Czech Republic, in 1993 opened The Netherlands, in 1994 opened Belgium, Poland, Denmark and Sweden, and in 1995 opened Russia, Switzerland, Austria, Norway, Finland and South Africa. The Company's expansion into these countries contributed significantly to the Company's financial performance. The Company expanded its Asia/Pacific Rim operations with the opening of Hong Kong in 1992, the formation of a new Japanese subsidiary in 1993, the opening of the Philippines in 1994, and Taiwan in 1995. The Americas saw expansion in 1994 with the opening of the Dominican Republic, Venezuela and Argentina, and Brazil in 1995.

As the Company's entry into Spain and France indicates, since 1989 the Company has generally experienced an initial period of rapid growth in sales after entering a country as new distributors were recruited and the Company's principal weight control products were introduced. Following this initial growth period, the Company has generally experienced a decline in the rate of growth and, in several instances, a decline in sales. The Company believes that a significant factor affecting these markets has been the opening of other new markets within the same geographic region or with the same or similar language or cultural bases, and the inclination of some distributors to focus their attention on business opportunities provided by new markets which can have a negative impact on existing markets.

In late 1994 through 1995 the sales of the Company were negatively impacted by an adverse business environment in France. That environment included the publication of reports that the Company's distributors are members of a disfavored religious group, and the negative impact from governmental action against distributors for allegedly failing to pay certain taxes. While the Company is taking steps to restore sales in France, at present, French sales and sales in other countries continue to be adversely affected. In July 1995 the sale of Thermojetics-Registered Trademark- Instant Herbal Beverage was suspended in Germany. This situation has led to an increase in product returns and distributor resignations, as well as a decline in the sale of other products.

The Company's business strategy continues to be to support growth in existing markets. This strategy includes increased compensation for the Company's distributors, increased emphasis on distributor training, as well as the product introduction strategies discussed above. In certain of its larger international markets, the Company has appointed sales managers responsible for providing ongoing assistance to distributors in the development, expansion and management of their distributor organizations. In addition, the Company has recruited and appointed vice presidents responsible for corporate marketing and business development, public relations, and sales incentive, premium and recognition programs. The Company also appointed new Regional Vice Presidents in Europe, responsible for marketing and sales, oversight of day-to-day operations, public relations (including advertising and media communications), and legal affairs. This European upper management team represents the first regional administrative center for the Company.
The Company believes that the strategy of forming regional management teams will help sustain growth in existing markets, and it anticipates the creation of similar regional administrative centers in the future.

The Company's five largest markets (the United States, Germany, Japan, Italy and Israel), accounted for 70.4% and 66.9%, respectively, of the Company's total retail sales for 1994 and 1995.

Beginning in the mid-1980's, the Company experienced a decline in United States sales that was attributable in large part to regulatory scrutiny related to claims and representations about the Company's products as well as increased competition from weight control products that were lower priced than the Company's four principal weight control products. In 1992, the Company sought to reverse this trend in United States sales by introducing the "International Success Training System" and new production bonuses for supervisors who attained certain levels of royalty earnings. These innovations resulted in increases both in the size of the Company's distributor base in the United States and in the productivity of the Company's most successful United States distributors. Subsequently, in 1992, the Company introduced Thermojetics-Registered Trademark-, which generated significant sales itself and stimulated sales of the Company's four principal weight control products despite continuing competition from lower-priced weight control products. In 1995 the Company introduced the personal care products grouped under the name of Dermajetics-Registered Trademark-, which further stimulated sales by $48.8 million in the United States. As a result of these initiatives, retail sales in the United States increased over eight-fold to $333.6 million in 1995 from $42.0 million in 1991. In 1995, retail sales in The Americas region grew $51.9 million, or 14.7% over 1994 retail sales. The U.S. accounted for $38.6 million of this retail sales growth, followed by Brazil, which opened in September of 1995, and accounted for $24.2 million of the growth.

Total retail sales in the European region declined $99.3 million or 21.0% in 1995 versus 1994. The sales decrease in Germany and Israel of $43.9 and $43.1 million respectively, together with sales decreases in Czech Republic, France, Italy, Spain and UK, were partially offset by sales in Denmark, Russia, South Africa and Sweden. In addition to the factors affecting sales in France and Germany discussed above, the Company believes this decline is attributable to the effect of new market openings in Europe, regulatory restrictions on herbal products that have impeded the introduction of additional products and the reduction in activity levels of certain key distributors in those markets. The Company has sought to stimulate sales in these countries by hiring sales managers and continuing its efforts to introduce additional products and has undertaken marketing assessments of the factors affecting sales. Furthermore, regional management personnel responsible for public relations, legal affairs and marketing have been hired.

Total retail sales in the Asia/Pacific Rim region grew 153.9% in 1995 versus 1994. This $87.0 million increase included retail sales increases of $63.0 million in Japan and $13.1 million in the Philippines. 1995 was the first full year of operation of Herbalife business in the Philippines. The growth in Japan resulted from new products and marketing initiatives.

When the Company decides to enter a new market, it first hires local legal counsel to help ensure that the Company's multilevel marketing system and products comply with all applicable regulations and that the Company's profits may be expatriated. In addition, local counsel helps to establish favorable public relations in the new market by acting as an intermediary between the Company and local regulatory authorities, public officials and business people. Local counsel is also responsible for explaining the Company's products and products ingredients to appropriate regulators and, when necessary, arranging for local technicians to conduct required ingredient analysis tests of the Company's products.

Where regulatory approval in a foreign market is required, the Company's local counsel work with regulatory agencies to confirm that all of the ingredients of the Company's products are permissible within the new market. During the regulatory compliance process, the Company may alter the formulation, packaging or labeling of its products to conform to applicable regulations as well as local variations in customs and consumer habits, and the Company may modify certain aspects of its network marketing system as necessary to comply with applicable regulations. Where reformulations of the Company's four principal weight control products are required, the Company has historically found substitute or replacement ingredients to be readily available, though there can be no assurance in this regard in the future. Where regulatory approval in a foreign market is not required, the Company obtains the favorable opinion of local counsel as to compliance with all applicable regulations.

Following completion of the regulatory compliance phase, the Company undertakes the steps necessary to meet the operational requirements of the new market. In the majority of its markets, the Company establishes either a distribution center or a sales center; in countries without a distribution or sales center, the Company generally arranges for its products to be distributed from distribution or sales centers in the same region. In addition, the Company initiates plans to satisfy the inventory, personnel and transportation requirements of the new market, and the Company modifies its distributor manuals, cassette recordings, video cassettes and other training materials as necessary to be suitable for the new market.

Although the Company intends to expand into new markets, there can be no assurance that the Company can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal barriers must be overcome before marketing can begin in any new market. Also, before marketing has commenced, it is difficult to assess the extent to which the Company's products and sales techniques will be successful in any given country. In addition, expansion of the Company's operations into new markets entails substantial working capital and capital expenditure requirements associated with both the regulatory compliance and operations phases of the process. The lead-time and costs associated with opening anticipated new markets may significantly exceed those of entering new markets in the past due to greater regulatory barriers, the necessity of adapting to entirely new regulatory systems and problems related to entering new markets with different cultural bases and political systems from those encountered in the past. The lead-time necessary to open a new market has generally been up to two years or more.

PRODUCT DISTRIBUTION

The Company's weight control, nutritional, and some personal care products are distributed to foreign markets either from the facilities of the Company's manufacturers or from the Company's Los Angeles distribution center. Products are distributed in the United States market from one of those locations or from the Company's Memphis distribution center. Products are generally transported by cargo ship or plane to the Company's international markets and are warehoused in one of the Company's foreign distribution centers. After arrival of the products in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. The Company's Dermajetics-Registered Trademark-personal care products, are predominantly manufactured in France. The products are shipped to the Company's Strasbourg distribution center, from which delivery by ship or plane to other international markets occurs.

REGULATION

In both its United States and foreign markets, the Company may be subject to or affected by extensive laws, regulations, administrative determinations and similar constraints (as applicable, at the federal, state and local levels) (hereinafter "regulations") including, among other things, regulations pertaining to (i) product formulation, labeling and packaging, (ii) product claims and advertising, whether made by the Company or its distributors,
(iii) the Company's network marketing system, and (iv) transfer pricing and similar regulations that affect the level of foreign taxable income and customs duties.

PRODUCT FORMULATION, LABELING AND PACKAGING

Because the Company's products are food and dietary supplements and the Company makes no therapeutic claims for its products, the Company believes that its product formulations do not require approval by the FDA prior to sale. The Company continuously monitors FDA regulations with respect to the ingredients contained in its products. Based upon such regulations and communications with FDA staff members, on occasion the Company has reformulated a product to eliminate, substitute or modify an ingredient, and such reformulations may be required with respect to additional products in the future. Further, although the Company believes its product formulations comply with all applicable regulations, the FDA is authorized at any time to impose various restrictions on or affecting the Company and its products that may prohibit the Company from selling any one or more of its products in the United States, impair the production of the Company's products, or impede the importation of ingredients for the Company's products.

Currently, in order for the Company to market its products, such products must be "safe" within the meaning of the United States laws and regulations, including the Food, Drug and Cosmetic Act, as amended. The Company believes that all of its products are safe within that meaning. In particular, the Company believes that Thermojetics-Registered Trademark-, which includes a Chinese herb known as "Ma Huang" that contains naturally-occurring ephedrine in small quantities, is safe based upon the common use of Ma Huang in foods for many years. Under the applicable laws and regulations, the general recognition of a substance's safety can be based upon experience obtained through its common use in foods.

In October 1994, Congress passed the Dietary Supplement Health and Education Act. The Act established a commission on dietary supplement labels to study and make recommendations for the regulation of label claims and statements for dietary supplements.

The Company cannot determine the effect that future governmental regulations or administrative orders may have on the Company's business. However, such regulations and orders could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, expanded documentation of the properties of certain products, expanded or different labeling, and scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have an adverse effect on the Company.

In foreign markets, prior to commencing operations and prior to making or permitting sales of its products in the market, the Company may be required to obtain an approval, license or certification from the country's ministry of health or comparable agency. Where a formal approval, license or certification is not required, the Company nonetheless seeks a favorable opinion of counsel regarding the Company's compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, the Company works extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires the Company to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. Such approvals may be conditioned on reformulation of the Company's products or may be unavailable with respect to certain products or certain ingredients. Product reformulation or the inability to introduce certain products or ingredients into a particular market may have an adverse effect on sales.

The Company must also comply with product labeling and packaging regulations that vary from country to country. The Company's failure to comply with such regulations can result in, among other things, a product being removed from sale in a particular market, either temporarily or permanently.

Advertisements and claims made with respect to the Company's products, whether by the Company or its distributors, are strictly regulated. The Company is affected by regulations applicable to the activities of its distributors because in some countries the Company is, or regulators may assert that the Company is, responsible for its distributors' conduct, or such regulators may request or require that the Company take steps to ensure its distributors' compliance with regulations. The types of regulated conduct include, among other things, representations concerning the Company's products (including therapeutic claims, which are generally prohibited), public media advertisements (which in foreign markets may require prior approval by regulators) and sales of products in markets in which such products have not been approved, licensed or certified for sale. In certain markets, it is possible that improper product claims by distributors could result in the Company's products being reviewed or re-reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, certain labeling changes might be required.

Through its manuals, seminars and other training materials and programs, the Company attempts to educate its distributors as to the scope of permissible and impermissible activities in each market. The Company also investigates allegations of distributor misconduct. However, the Company's distributors are generally independent contractors, and the Company is not able to monitor directly all distributor activities. As a consequence, there can be no assurance that the Company's distributors comply with applicable regulations. Misconduct by distributors has in the past and could again have a material adverse effect on the Company in a particular market or in general.

NETWORK MARKETING SYSTEM

The Company's network marketing system is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies as well as regulations in foreign markets administered by foreign agencies.

Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to retail consumers (as opposed to other distributors) who consume the product and that advancement within such organizations be based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn royalties on sales generated by distributors that were not directly sponsored by the distributor. Where required by law, the Company obtains regulatory approval of its network marketing system or, where such approval is not required, the favorable opinion of local counsel as to regulatory compliance.

However, the Company remains subject to the risk that, in one or more of its markets, its marketing system could be found not to be in compliance with applicable regulations. Failure by the Company to comply with these regulations could have an adverse material effect on the Company in a particular market or in general.

TRANSFER PRICING AND SIMILAR REGULATIONS

In many foreign countries, the Company is subject to transfer pricing regulations, restrictions on management fees charged by the Company to its local subsidiary and similar regulations and restrictions designed to ensure that appropriate levels of income are reported as earned by the local subsidiary and taxed by the foreign governmental authorities. In addition, the Company's operations in foreign countries are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of the Company's products.

While the Company believes it is in compliance with all applicable regulations and restrictions, it is subject to the risk that foreign governmental authorities could audit its transfer pricing and related practices and assert that additional taxes are owed. In the event that such audits were concluded adversely to the Company, the Company believes that it could generally offset or mitigate the consolidated effect of foreign taxes required to be paid through the use of U.S. foreign tax credits. However, depending upon the years at issue, the Company might not be able to amend prior U.S. tax returns to obtain the benefit of such credits. Furthermore, because the laws and regulations governing U.S. foreign tax credits are complex and depend, among other things, on tax treaties with foreign nations in addition to U.S. tax laws, there can be no assurance that the Company would in fact be able to take advantage of any tax credits.

OTHER REGULATIONS

The Company is also subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments and value added taxes, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, the Company is substantially restricted in the amount and types of rules and termination criteria that it can impose on distributors without causing social security assessments to be payable by the Company on behalf of such distributors and without incurring severance obligations to terminated distributors. In some countries, the Company may be subject to such obligations in any event.

Failure by the Company to comply with such regulations could have a material adverse effect on the Company in a particular market or in general. Such assertions or the effect of adverse regulations in one market could adversely affect the Company in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.

COMPLIANCE PROCEDURES

As indicated above, the Company, its products and its network marketing system are subject, both directly and indirectly through distributors' conduct, to numerous federal, state and local regulations both in the United States and foreign markets. In the mid-1980's, the Company's products and network marketing system became the subject of regulatory scrutiny in the United States resulting in large part from claims and representations about the Company's products. In connection with such regulatory scrutiny by the California Attorney General and other state authorities that resulted in a lawsuit being filed by such authorities, in 1986 the Company voluntarily stipulated to a judgment and permanent injunction that, among other things, prevents the Company from making certain specified claims in future product advertisements and requires the Company to implement certain documentation systems with respect to payments to the Company's distributors. The Company believes that it is in compliance with the terms of the injunction.

In addition, beginning in 1985, the Company began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In its manuals, seminars and other training programs and materials, the Company emphasizes that distributors are prohibited from making therapeutic claims for the Company's products.

The Company's general policy regarding acceptance of distributor applications from individuals who do not reside in one of the Company's markets is to refuse to accept such individual's distributor application. From time to time, exceptions to the policy are made on a country by country basis.

In order to comply with regulations that apply to both the Company and its distributors, the Company conducts considerable research into the applicable regulatory framework (typically, with the assistance of local legal counsel and other representatives) prior to entering any new market to identify all necessary licenses and approvals and applicable limitations in the Company's operations in that market. The Company devotes substantial resources to obtaining such licenses and approvals and bringing its operations into compliance with such limitations. The Company also researches laws applicable to distributor operations and revises or alters its distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing and distributing the Company's products and similar matters, as required by applicable regulations in each market. However, the Company is not able to monitor its distributors effectively to ensure that they refrain from distributing the Company's products in countries where the Company has not commenced operations, and the Company does not devote significant resources to such monitoring.

In addition, regulations in existing and new markets are often ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when the Company believes that it and its distributors are initially in compliance with all applicable regulations, new regulations are regularly being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which the Company is subject may be influenced by public attention directed at the Company, its products or its network marketing system, so that extensive adverse publicity about the Company, its products or its network marketing system may result in increased regulatory scrutiny.

It is an ongoing part of the Company's business to anticipate and respond to such new and changing regulations and make corresponding changes in the Company's operations to the extent practicable. However, while the Company devotes considerable resources to maintaining its compliance with regulatory constraints in each of its markets, there can be no assurance that the Company would be found to be in full compliance with applicable regulations in all of its markets at any given time or that the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that the Company's operations are not in full compliance. Such assertions or the effect of adverse regulations in one market could negatively affect the Company in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. Such assertions could have a material adverse effect on the Company in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in the Company's operations that would be necessitated to maintain compliance, such changes could result in the Company experiencing a material reduction in sales in such market or determining to exit such market altogether. In such event, the Company would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets, but there can be no assurance that such transition would not have an adverse effect on the Company's business and results of operations either in the short or long term.

TRADEMARKS

The Company uses the umbrella trademarks Herbalife-Registered Trademark-, Thermojetics-Registered Trademark-, Dermajetics-Registered Trademark- and several other trademarks and tradenames in connection with its products and operations. Trademark registrations are either issued or pending in the United States Patent and Trademark Office and in comparable agencies in many other countries. The Company considers its trademarks and tradenames to be an important factor in its business. The Company's product formulations are not protected by patents and are generally not patentable.

COMPETITION

The Company is subject to significant competition from other network marketing organizations, including those that market food and dietary supplements, for the recruitment of distributors. Some of the Company's competitors are substantially larger and have available considerably greater financial resources than the Company. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors through an attractive compensation plan and other incentives. The Company believes that its production bonus program, international sponsorship program and other compensation and incentive programs provide its distributors with significant earning potential. However, there can be no assurance that the Company's programs for recruitment and retention of distributors will be successful.

In addition, the business of marketing food and dietary supplements, in particular weight control products, is highly competitive. This market segment includes numerous manufacturers, distributors and marketers that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products or weight control plans that may rapidly capture a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products, such as Thermojetics-Registered Trademark- and Dermajetics-Registered Trademark-.

In addition, the Company's ability to stimulate sales through new market expansion and new product introduction in existing markets is dependent upon the Company's ability to reformulate products from its existing product line in order to comply with applicable regulations in each market. The Company believes it has developed a sophisticated, systematic approach to new market expansion and new product introduction. However, there can be no assurance that the Company's new market expansion and new product introduction plans will be successful in the future.

EMPLOYEES

On December 31, 1995, the Company had 1060 full-time employees. This number does not include the Company's distributors, who are generally independent contractors rather than employees of the Company. The Company considers its employee relationships to be satisfactory. Except for certain employees in Mexico, none of the Company's employees is a member of any labor union, and the Company has never experienced any business interruption as a result of any labor disputes.

ITEM 2. PROPERTIES

The Company leases all of its physical properties located in the United States. The Company's executive offices, re-located to Century City, California in February 1996, include approximately 81,000 square feet of general office space under a lease that expires in January 2006. The Company leases an aggregate of approximately 130,000 square feet of office space, computer facilities and conference rooms at the Operations Center in Inglewood, California, under leases that expire in October 1996, and approximately 96,000 square feet of warehouse space in two separate facilities located in Los Angeles and Memphis. The Los Angeles agreement has terms through August 1996 and the Memphis facility is leased on a month-to-month basis. The Company also leases warehouse and office space in a majority of its other geographic areas of operations. The Company believes that its existing facilities are adequate to meet its current requirements and that comparable space is readily available at each of these locations.

ITEM 3. LEGAL PROCEEDINGS

In 1995, the Company and certain of its officers and directors were served with three complaints alleging violation of federal securities laws.

PLATTUS V. GERRITY ET AL.   USDC   C.D. Cal. 95-0400 SVW   (January 20, 1995)

RESPLER V. HUGHES ET AL.    USDC   C.D. Cal. 95-0447 KN    (January 24, 1995)

ALTMAN V. HUGHES ET AL.     USDC   C.D. Cal. 95-1027 ABC   (February 17, 1995)

Generally, the plaintiffs in the lawsuits alleged that certain public reports and statements made by or attributable to the Company between October 1993 and January 1995 were materially false or misleading and thereby had the effect of artificially inflating the trading price of the Company's stock. Each of the lawsuits named, in addition to the Company, certain of the Company's officers and directors alleged to be responsible for, or to have knowledge of the false or misleading disclosures and to have sold stock at allegedly inflated prices with knowledge of material information not then known to the public. The Company has certain indemnity obligations to the named officers and directors. The Company has directors and officers liability insurance which, subject to certain customary exceptions and exclusions, is expected to cover a portion or all of any such obligations less the Company's self-retention amount. In March 1995, the court consolidated the three complaints. In January 1996, the court dismissed in its entirety the plaintiffs' consolidated complaint. In February 1996, the plaintiffs filed a Notice of Appeal of the court's order of dismissal.

The Company's French subsidiary has been subject to a tax audit by French tax authorities, who are proposing that significant value added, withholding, and income taxes are due. The Company and its tax advisors believe that the Company has substantial defenses and the Company is vigorously contesting these and other potential assessments. However, the ultimate resolution of this matter may take several years.

Furthermore, the Company is from time to time engaged in routine litigation incident to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for such litigation matters. The Company believes that no litigation currently pending against it will have a material adverse effect on its consolidated financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ-NMS") under the symbol "HERB" since April 21, 1992. The table below sets forth, for the periods indicated, the high and low closing bid prices of the Common Stock, as reported on NASDAQ-NMS.



                            BID/CLOSING PRICES*
                            -------------------
                              High        Low
                              ----        --
1994
      First Quarter         $31         $17 1/8
      Second Quarter         27 1/2      18
      Third Quarter          23 1/4      16
      Fourth Quarter         19 1/8      14 1/4

1995
      First Quarter         $17 3/4     $10 1/4
      Second Quarter         13 1/4      10 1/8
      Third Quarter          15 1/2       9 3/4
      Fourth Quarter          9 7/8       6 3/4

___________

*The bid/closing prices in the table were taken from a written summary provided to the Company by NASDAQ. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At February 29, 1996, 29,887,864 shares of the Company's Common Stock were issued and outstanding, and were held by 1348 stockholders of record.

Prior to the third quarter of 1992, the Company had never paid a dividend on its Common Stock. In June 1992, the Company announced the adoption of a cash dividend practice. The Company paid quarterly dividends of $0.18 per share for the dividends paid on February 11, 1994, May 5, 1994 and August 4, 1994, increased the dividend to $0.22 per share for the dividends paid on November 3, 1994, February 2, 1995, May 4, 1995 and August 3, 1995, and reduced the dividend to $0.15 per share for the dividends paid on November 2, 1995 and February 15, 1996. The declaration of dividends in the future will be determined by the Board of Directors in its discretion and the amount of dividends declared and paid in future quarters will depend, among other factors, on increased levels of profitability, as well as other planned uses of the Company's cash resources.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for each of the years in the five-year period ended December 31, 1995 are derived from the audited consolidated financial statements of the Company. The selected financial and operating data should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and related notes.


                                                    YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                    1991         1992         1993         1994         1995
                                    ----         ----         ----         ----         ----
                               (In thousands of dollars, except per share & other data amounts)
OPERATIONS:
Retail sales                      $190,976     $405,092     $693,015     $884,058     $923,644
Less-Distributor allowances on
 product purchases                  88,407      190,669      328,270      417,177      434,640
                                  --------     --------     --------     --------     --------
Net Sales                          102,569      214,423      364,745      466,881      489,004
Cost of sales                       33,892       63,138      103,834      130,707      143,557
Royalty overrides                   28,312       60,851      107,381      125,820      138,940
                                  --------     --------     --------     --------     --------
Operating margin                    40,365       90,434      153,530      210,354      206,507
Marketing, distribution and
 administrative expenses            31,737       59,583       88,918      139,629      176,046
Restructuring Expenses                                                                   2,300
Interest income-net                    118          689        1,729        2,919        3,404
                                  --------     --------     --------     --------     --------
Income before income taxes           8,746       31,540       66,341       73,644       31,565
Income taxes                         1,663       11,464       25,160       27,616       11,837
                                  --------     --------     --------     --------     --------
Net income                        $  7,083     $ 20,076     $ 41,181     $ 46,028     $ 19,728
                                  --------     --------     --------     --------     --------
                                  --------     --------     --------     --------     --------

SHARE DATA:

Earnings per share:
  Primary                         $   0.33     $   0.79     $   1.47     $   1.50     $   0.65
  Fully-diluted                   $   0.27     $   0.74     $   1.47     $   1.50     $   0.65
Cash dividends per common share                $   0.15     $   0.49     $   0.80     $   0.74

FINANCIAL CONDITION:
Working capital                   $  5,519     $ 18,732     $ 72,723     $ 89,825     $ 85,126
Total assets                        27,912       61,089      130,820      174,057      207,690
Long term obligations                  324        1,045          994        1,014        1,779
Stockholders' equity                 8,871       23,913       81,202      109,815      109,530

OTHER DATA:
Number of Countries                     11           15           16           24           32

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout this report "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales", and the Company does not monitor the actual retail prices charged for the Company's products.
"Net sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts (referred to as "distributor allowances"), which total approximately 50% of suggested retail sales prices. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company's "operating margin" consists of net sales less (i) "cost of sales," consisting of the prices paid by the Company to its manufacturers for products and costs related to product shipments, foreign duties and tariffs and similar expenses, and (ii) "royalty overrides," currently consisting of (a) royalties (5% to 15%) and bonuses (up to 6%) on the suggested retail sales prices of products earned by qualifying distributors on the sales of other distributors within their distributor organizations, and (b) the President's Team Bonus payable to certain of the Company's most senior distributors in the aggregate amount of up to an additional 1% of product retail sales. Royalty overrides as reported in the Consolidated Statements of Income are net of a handling fee (6% of retail sales effective April 1, 1994, previously 5%) charged by the Company to its distributors on purchases of products from the Company.

The Company's use of "retail sales" in reporting financial and operating data reflects the fundamental role of "retail sales" in the Company's accounting systems, internal controls and operations, including the basis upon which distributor bonuses are paid. The retail sales price of the Company's products is reflected in distributor invoices as the price charged to distributors together with, in most cases, a deduction for the corresponding distributor allowance. The retail sales price is used by the Company to calculate, among other things, royalty overrides and "volume points" earned by distributors. Volume points are point values assigned to each of the Company's products that are equal in all countries, and are used as a supervisor qualification criteria. In addition, management relies upon "retail sales" data reflected in daily sales reports to monitor results of operations in each of the Company's markets.

The significance of the Company's "net sales" is to reflect, generally, the prices actually received by the Company after deducting the basic distributor allowance, but before deducting royalty overrides and bonuses. The ratio of the Company's "retail sales" to "net sales" is relatively constant because distributor allowances historically total approximately 50% of suggested retail sales prices. Accordingly, factors that affect "retail sales" generally have a corresponding and proportionate effect on "net sales." To the extent the ratio of "retail sales" to "net sales" varies from period to period, such variances have resulted principally from sales of the Company's distributor kits and other educational and promotional materials, for which there are no distributor allowances. Sales of such items initially decreased and thereafter stabilized as a percentage of total retail sales since 1991, but such decreases have not had a material impact on the ratio of the Company's "retail sales" to "net sales" or on the Company's operating margin.

The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its markets.

1995 COMPARED TO 1994

Retail sales increased 4.5% to $923.6 million in 1995 from $884.1 million in 1994. Regionally, retail sales in the year ended December 31, 1995 compared to the year ended December 31, 1994 increased 153.9% and 14.7% in Asia/Pacific Rim and The Americas, respectively; and decreased 21.0% in Europe. In The Americas, retail sales increased from $354.3 million in 1994 to $406.2 million in 1995. In Asia/Pacific Rim, retail sales increased from $56.5 million in 1994 to $143.5 million in 1995. In Europe, retail sales decreased from $473.3 million in 1994 to $373.9 million in 1995. Contributing to 1995 consolidated retail sales was the introduction of the first three phases of products in the company's new line of personal care products, the Skin Care Kit in January 1995, the fragrances, Parfums Vitessence-TM-, in April 1995 and the facial products, Nature's Mirror-TM-, in October 1995.
The new products accounted for $107.4 million of consolidated retail sales in 1995. The products were introduced extensively in Europe and The Americas where they accounted for $49.2 million and $50.7 million, or 13.2% and 12.5%, of those regions' retail sales in 1995. For the fourth quarter ended December 31,1995 retail sales rose to $257.4 million compared with $230.3 million for the comparable period in 1994, due primarily to increased sales in Japan and the start of operations in Brazil.

In The Americas, combined retail sales in 1995 increased $51.9 million, or 14.7% when compared to 1994, which was due to (i) sales increase in the U.S. of $38.6 million or 13.1% when compared to 1994, and (ii) the opening of Brazil in October 1995 which reported retail sales of $24.2 million. The increases were partly offset by a reduction in sales in Mexico resulting from devaluation of the Mexican peso. Within The Americas, U.S. retail sales accounted for $333.6 million or 36.1% of total worldwide retail sales in 1995, compared to $295.0 million or 33.4% of total worldwide retail sales in 1994. The increase in U.S. retail sales as a percentage of worldwide retail sales resulted from increased U.S. sales and approximately constant foreign sales in 1995 as compared to 1994. Also during the fourth quarter the Company reintroduced the sale of Thermojetics-Registered Trademark-Green tablets in the U.S. which contain, among other ingredients, the Chinese herb known as Ma Huang which contains small quantities of naturally occurring ephedrine.

In Europe, the decrease in German sales of $43.9 million, together with sales decreases in the Czech Republic, France, Israel, Italy, Spain and the U.K, were partially offset by sales in Belgium, Denmark, Poland, Sweden, all of which opened in the second half of 1994, and sales in Austria, Russia, South Africa and Switzerland which opened in the second and third quarters of 1995. The decrease in sales in Germany was part due to the suspension of sales of Thermojetics-Registered Trademark-Instant Herbal Beverage in that country in July 1995. The suspension led to an increase in product returns and distributor resignations, as well as a decline in sales of other products. Sales in France were negatively impacted by an adverse business environment in late 1994, while 1995 sales were stable but at lower levels. The Company believes that a significant factor affecting these markets has been the opening of other new markets within the same geographic region or with the same or similar language or cultural bases, and the inclination of some distributors to focus their attention on business opportunities provided by new markets which can have a negative impact on existing markets.

The Asia/Pacific Rim growth was due to (i) sales increases in Japan of $63.0 million, or 335.7% when compared to 1994, and (ii) the opening of the Philippines in December 1994 and Taiwan in July 1995, which reported combined retail sales of $17.6 million for 1995.

Operating margin decreased 1.8% to $206.5 million in 1995 from $210.4 million in 1994. As a percentage of retail sales, operating margin for 1995 decreased to 22.4% from 23.8% in 1994. The decreased operating margins are due to higher cost of sales and royalty overrides as a percentage of retail sales. The cost of sales percentage increased to 15.5% in 1995 from 14.8% in 1994. Such increase includes higher freight costs resulting from (i) redeployment of inventories to meet demand patterns and (ii) provisions made against slow moving inventory. Royalty overrides as a percentage of retail sales increased to 15.0% in 1995 from 14.2% in 1994. This increase includes primarily the effect of a modification to the marketing plan made in June 1995, which increased the royalties earned by distributors and increased bonuses payable to certain of the Company's senior distributors.

Marketing, distribution and administrative expenses increased 26.1% to $176.0 million in 1995 from $139.6 million in 1994. As a percentage of retail sales, these expenses increased to 19.1% in 1995 from 15.8% in 1994. Selling expenses increased $5.1 million, corporate expenses increased $18.6 million and distribution expenses increased $12.7 million. The increased selling expenses were instrumental in an effort to increase International Business Package (distributor kit) sales, stimulate new distributor sponsoring rates and expand distributor training. The increase was also due to introductions of new technologies such as International Satellite Supervisor Training and The Herbalife Broadcast Network, a home based satellite television program. The corporate expenses increased due to (i) initiatives taken in new product introductions and marketing activities, (ii) intensified government and media relations and other business related functions and (iii) foreign exchange losses which increased $2.5 million in 1995, when compared to 1994. The increase in distribution expense was due to new country openings and facility and staff expansions in Japan and Germany.

During 1995, the Company made a detailed study of its European warehousing and distribution systems to identify possible areas of cost savings. As a result, the Company will make a number of changes in its European infrastructure in order to enhance operating efficiencies. In connection with this change, the Company recorded a restructuring charge of $2.3 million, primarily relating to lease termination costs. Infrastructure modifications are scheduled to take place in the second half of 1996.

Income taxes decreased to $11.8 million in 1995 from $27.6 million in 1994. As a percentage of pre-tax income, income taxes remained constant at 37.5%.

Net income decreased 57.1% to $19.7 million in 1995 from $46.0 million in 1994, as a result of the factors described above. However, net income in the quarter ended December 31, 1995 increased 11.8% to $5.0 million from $4.5 million in the quarter ended December 31, 1994. The increase primarily resulted from decreased marketing, distribution and administrative expenses which were partly offset by higher corporate expenses.

1994 COMPARED TO 1993

Retail sales increased 27.6% to $884.1 million from $693.0 million for 1994 as compared to 1993. Regionally, retail sales in the year ended December 31, 1994 compared to the year ended December 31, 1993 increased 104.5%, 29.4% and 20.9% in Asia/Pacific Rim, The Americas and Europe, respectively. In Asia/Pacific Rim, retail sales in 1994 increased from $27.6 million to $56.5 million compared to 1993. This growth was due to the opening of Japan in late 1993, to the successful introduction of Thermojetics-Registered Trademark-products in a number of markets, and the positive impact that sales of Thermojetics-Registered Trademark- products had on sales of the Company's other principal weight control products. In The Americas, retail sales in 1994 increased from $273.9 million to $354.3 million compared to 1993. This growth was due to three factors: (i) the continued strength of the Thermojetics-Registered Trademark- family of products in North America, including the positive impact such sales have on sales of the Company's other weight control products, (ii) the successful opening of Argentina in mid-1994, resulting in sales of $19.1 million in that country, and (iii) improved distribution of product in Mexico with the opening of the Company's second distribution center in that country in 1994. In Europe, retail sales increased from $391.5 million in 1993 to $473.2 million in 1994. The most important factor impacting the growth in this region was the introduction of the first Thermojetics-Registered Trademark- product, Thermojetics-Registered Trademark- Instant Herbal Beverage, in 12 of the region's countries during 1994, and its positive effect on sales of the other weight control products. Partially offsetting this gain in Europe was an adverse business environment facing distributors in France. That environment included negative publicity regarding the Company's distributors and had the effect of reducing France's fourth quarter sales by approximately $9.8 million and $14.5 million compared to the third quarter of 1994 and the fourth quarter of 1993, respectively.

Within The Americas, U.S. retail sales grew to $295.0 million or 33.4% of total worldwide retail sales in 1994, compared to $247.0 million or 35.6% of total worldwide retail sales in 1993. The decrease in U.S. retail sales as a percentage of worldwide retail sales resulted from a greater increase in foreign sales, in relation to U.S. sales, in 1994 as compared to 1993.

Operating margin increased 37.0% to $210.3 million in 1994 from $153.5 million in 1993. As a percentage of retail sales, operating margin for 1994 increased to 23.8% from 22.2% in 1993. The principal reasons for the improved operating margin were (i) a reduced royalty override expense effective April 1, 1994 as a result of increasing the handling fee (6% of retail product sales effective on that date, up from 5%), which fee is incorporated in royalty override expense, and (ii) a reduction in costs of sales expense as a percentage of retail sales from 15.0% in 1993 to 14.8% in 1994. The reduction in costs of sales as a percentage of retail sales reflects the favorable effects of a duty reduction initiative implemented by the Company in Europe in 1994 overcoming increased freight costs associated with (i) the increase in foreign sales as a percentage of total retail sales in 1994 when compared to 1993, and (ii) excess air freight usage for new product introductions and new country openings.

Marketing, distribution and administrative expenses increased 57.0% to $139.6 million in 1994 from $88.9 million in 1993. As a percentage of retail sales, these expenses increased to 15.8% in 1994 from 12.8% in 1993. The increase is principally a result of (i) increased sales and marketing expenses in connection with various sales enhancement programs, and (ii) staffing and facilities' expansion to support new country opening initiatives and accelerated activities in introducing new products in existing markets.

Income taxes increased 9.8% to $27.6 million in 1994 from $25.2 million in 1993. As a percentage of pre-tax income, income taxes decreased to 37.5% in 1994 from 37.9% in 1993. This reduction is due to the implementation of tax strategies by the Company which offset the effect of a U.S. tax rate increase resulting from the 1993 Omnibus Budget Reconciliation Act.

Net income increased 11.8% to $46.0 million in 1994 from $41.2 million in 1993, as a result of the factors described above. However, net income in the quarter ended December 31, 1994 decreased 54.7% to $4.5 million from $9.9 million in the quarter ended December 31, 1993. The decrease primarily resulted from the decline in sales in France in the quarter ended December 31, 1994, referred to above, and increased marketing, distribution and administrative expenses as a result of (i) expenditures made to counteract the France sales decline, and (ii) investment in sales enhancement programs to increase sales worldwide.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the year ended December 31, 1995, net cash provided by operating activities was $77.9 million, compared to $14.8 million and $36.5 million for the years ended December 31, 1994 and

1993, respectively. Although net income in 1995 decreased $26.3 million when compared to 1994, net cash provided by operating activities increased by $63.0 million. This increase resulted primarily from reductions in inventories, prepaid expenses and other current assets, increases in advanced sales deposits and royalty override accruals and reduced taxable income and the timing of income tax payments.

Stockholders' equity decreased $0.3 million to $109.5 million at December 31, 1995 from $109.8 million at December 31,1994. In 1995, net income of $19.7 million was offset by $22.2 million of dividends declared. The dividend in the third and fourth quarters of 1995 was reduced to $0.15 per share from $0.22 per share in the prior four quarters. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on increased levels of profitability, as well as other planned uses of the Company's cash resources.

Capital expenditures for the year ended December 31, 1995 were $7.2 million compared to $8.6 million and $4.1 million for the years ended December 31, 1994 and 1993, respectively. The majority of the 1995 expenditures were made to upgrade computer and office equipment, and to expand facilities to support growth. For 1996, the Company is planning to invest up to $7 million in management information systems including hardware and software. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that approximately $7 million will be required for pre-opening expenses and capital expenditures associated with its 1996 new market expansion activities.

On January 12, 1996, the Company announced that its Board of Directors had approved a share repurchase program pursuant to which up to $5 million could be expended to repurchase shares of the Company's common stock. As of March 13, 1996, the Company had expended $1.7 million to make repurchases of its shares in the public market.

In total, cash and cash equivalents increased $34.9 million in 1995 to $69.2 million at December 31, 1995. At December 31, 1995, the Company's cash, cash equivalents and marketable securities aggregate balance was $104.2 million, which represents a $45.1 million increase from the balance as of December 31, 1994.

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are made in U.S. dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. The Company enters into forward exchange contracts to manage its foreign exchange risk on intercompany transactions. Transaction losses totaled $3.3 million, $0.1 million and $2.6 million in the years ended December 31, 1993, 1994 and 1995, respectively.

For a discussion of certain contingencies that may impact liquidity and capital resources, see "Note 9, Contingencies," in the Company's consolidated financial statements included herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the Report thereon of Deloitte & Touche LLP, independent auditors, are included elsewhere herein on pages 25 through 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 10 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1995.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Item 12 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

     1. FINANCIAL STATEMENTS

     The following financial statements of the Company are filed with this report and can be found on the pages indicated below:

- --------------------------------------------------------------------------------------------------
Description                                                                              Page No.
- --------------------------------------------------------------------------------------------------
 Independent Auditors' Report                                                               25
 Consolidated Balance Sheets - December 31, 1994 and 1995                                26 - 27
 Consolidated Statements of Income for the years ended December 31, 1993, 1994 and 1995     28
 Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
   December 31, 1993, 1994, and 1995                                                        29
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1994,
   and 1995                                                                                 30
 Notes to Consolidated Financial Statements                                              31 - 40
- --------------------------------------------------------------------------------------------------

     2. FINANCIAL STATEMENT SCHEDULES

          None.

     3. EXHIBITS

- --------------------------------------------------------------------------------------------------------
Exhibit                                                                                      Page No./
Number   Description                                                                         (Footnote)
- --------------------------------------------------------------------------------------------------------
  3.1    Articles of Incorporation                                                               (2)
  3.2    Articles of Amendment to the Articles of Incorporation dated December 10, 1986          (2)
  3.3    Articles of Amendment to the Articles of Incorporation dated November 22, 1989          (2)
  3.4    Certificate of Determination relating to the Company's Senior Convertible
         Preferred Stock dated February 11, 1993                                                 (7)
  3.5    Certificate of Amendment to Articles of Incorporation dated May 14, 1993                (7)
  3.6    Amended and Restated Bylaws                                                             (7)
  4.1    Form of Common Stock Certificate                                                        (7)
 10.1    Agreement between Herbalife International of America, Inc. and D&F Industries, Inc.
         dated May 12, 1993                                                                      (7)
 10.2    Agreement between Herbalife International of America, Inc. and Raven
         Industries, Inc. dated May 12, 1993                                                     (7)
 10.3    Agreement between Herbalife International of America, Inc. and Dynamic
         Products, Inc. dated May 12, 1993                                                       (7)
 10.4    Master Lease between the Company and Trizec Properties, Inc. dated July 17, 1991        (4)
 10.5    Equipment Lease Agreement between the Company and Hewlett Packard dated May 21, 1992    (5)
 10.6    Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et al.,v Herbalife
         International, Inc. et al., Case No. 92767 in the Superior Court of the State of
         California for the County of Santa Cruz                                                 (1)
 10.7    Permitting Agreement between the Company and Nippon Herbalife K.K. effective
         July 27, 1988                                                                           (3)
 10.8    Exclusive License Agreement between the Company and Nippon Herbalife K.K. dated
         August 25, 1988                                                                         (3)
 10.9    First Addendum to Exclusive License Agreement between the Company and Nippon
         Herbalife K.K. dated April 10, 1991                                                     (7)

- --------------------------------------------------------------------------------------------------------
Exhibit                                                                                      Page No./
Number   Description                                                                         (Footnote)
- --------------------------------------------------------------------------------------------------------
 10.10   Second Addendum to Exclusive License Agreement dated between the Company and
         Nippon Herbalife K.K. dated May 22, 1992                                                (5)
 10.11   The Company's 1988 Incentive Plan                                                       (1)
 10.12   The Company's 1991 Stock Option Plan, as amended                                      (6), (12)
 10.13   The Company's Executive Incentive Compensation Plan, as amended                       (7), (12)
 10.14   Form of Individual Participation Agreement relating to the Company's Executive
         Compensation Plan                                                                       (7)
 10.15   Employment Agreement between the Company and Norman Friedmann dated August 1,  1992     (5)
 10.17   Amendment to Employment Agreement between the Company and Norman Friedmann
         dated July 27, 1993                                                                     (7)
 10.18   Amendment to Employment Agreement between the Company and David Addis dated
         June 29, 1993                                                                           (7)
 10.19   Form of Letter Agreement between the Compensation Committee of the Board of
         Directors of the Company and Mark Hughes                                                (7)
 10.20   Form of Indemnity Agreement between the Company and certain officers and directors
         of the Company                                                                          (7)
 10.21   Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers and
         directors of the Company                                                                (7)
 10.22   Form of Stock Appreciation Rights Agreement between the Company and certain
         directors of the Company                                                                (7)
 10.23   1994 Performance Based Annual Incentive Compensation Plan                             (9), (12)
 10.24   Form of Promissory Note for Advances under the Company's 1994 Performance Based
         Annual Incentive Compensation Plan                                                     (10)
 10.25   Employment Agreement between the Company and Chris Pair dated April 3, 1994             (8)
 10.26   Deferred Compensation Agreement between the Company and Michael Rosen                  (10)
 10.27   Office lease agreement between the Company and State Teacher's Retirement System,
         dated July 20, 1995                                                                    (11)
 10.28   Form of stock appreciation rights agreements between the Company and certain
         directors of the Company                                                               (11)
 10.29   The Company's Senior Executive Deferred Compensation Plan, effective January 1, 1996   (11)
 10.30   The Company's Management Deferred Compensation Plan, effective January 1, 1996         (11)
 10.31   Matter Trust Agreement between the company and Imperial Trust Company, Inc.,
         effective January 1, 1996                                                              (11)
 10.32   The Company's 401K Plan                                                                (11)
 21      List of subsidiaries of the Company                                                    (11)
 23.1    Independent Auditors' Consent                                                          (11)
 27      Financial Data Schedule                                                                (11)
- --------------------------------------------------------------------------------------------------------

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

     (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

     (9) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

    (10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    (11) Filed herewith

    (12) Form of the amended and restated plan, to be submitted for shareholder approval at the 1996 Annual Meeting of Shareholders, will be attached as an appendix to the Proxy Statement relating to such meeting.

(b) REPORTS ON FORM 8-K:

      None.

(c) OTHER EXHIBITS:

      See "Item 14(a)3. Exhibits."

(d) OTHER FINANCIAL STATEMENT SCHEDULES:

      None.

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of Herbalife International, Inc.:

We have audited the accompanying consolidated balance sheets of Herbalife International, Inc. and subsidiaries (the "Company") as of December 31, 1994 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbalife International, Inc. and subsidiaries at December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 1996

                            HERBALIFE INTERNATIONAL, INC.

                            CONSOLIDATED BALANCE SHEETS

                             DECEMBER 31, 1994 AND 1995


                                       ASSETS

                                                                         NOTES          1994              1995
                                                                       ---------  ----------------  ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                2      $     34,284,000  $     69,176,000
  Marketable securities                                                    2            24,829,000        35,050,000
  Receivables, including related parties                                   7            13,648,000        18,617,000
  Inventories                                                            2, 3           50,096,000        40,904,000
  Prepaid income taxes                                                                   6,714,000         1,457,000
  Prepaid expenses and other current assets                                2             9,221,000         5,763,000
  Deferred income taxes                                                  2, 12          12,595,000         7,818,000
                                                                                  ----------------  ----------------
  Total current assets                                                                 151,387,000       178,785,000
                                                                                  ----------------  ----------------
PROPERTY - AT COST:                                                      2, 5
  Furniture and fixtures                                                                 7,766,000         9,402,000
  Equipment                                                                             11,501,000        16,399,000
  Leasehold improvements and building                                                   12,358,000        13,836,000
                                                                                  ----------------  ----------------
                                                                                        31,625,000        39,637,000
  Less accumulated depreciation and amortization                                       (19,287,000)      (23,036,000)
                                                                                  ----------------  ----------------
                                                                                        12,338,000        16,601,000
                                                                                  ----------------  ----------------
OTHER ASSETS                                                                             6,355,000         8,500,000
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $910,000 (1994) AND
  $1,083,000 (1995)                                                        2             3,977,000         3,804,000
                                                                                  ----------------  ----------------
TOTAL                                                                             $    174,057,000  $    207,690,000
                                                                                  ----------------  ----------------
                                                                                  ----------------  ----------------


        See the accompanying notes to consolidated financial statements
                                      26

                            HERBALIFE INTERNATIONAL, INC.

                            CONSOLIDATED BALANCE SHEETS

                             DECEMBER 31, 1994 AND 1995


                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         NOTES          1994              1995
                                                                       ---------  ----------------  ----------------
CURRENT LIABILITIES:
Accounts payable                                                           7      $     17,163,000  $     18,667,000
Royalty overrides                                                          2            23,351,000        32,366,000
Accrued expenses                                                                         9,748,000        17,275,000
Dividends payable                                                                        6,593,000         4,542,000
Current portion of bank loans and contracts payable                      4, 5              476,000         1,185,000
Advance sales deposits                                                     2             4,231,000        16,572,000
Income taxes payable                                                      12                               3,052,000
                                                                                  ----------------  ----------------
Total current liabilities                                                               61,562,000        93,659,000
                                                                                  ----------------  ----------------
BANK LOANS AND CONTRACTS PAYABLE                                         4, 5            1,014,000         1,779,000
                                                                                  ----------------  ----------------
DEFERRED INCOME TAXES                                                    2, 12           1,666,000         2,722,000
                                                                                  ----------------  ----------------
COMMITMENTS AND CONTINGENCIES                                            5, 9

STOCKHOLDERS' EQUITY:                                                     10
Common Stock, $0.01 par value; authorized 100,000,000 shares, issued
 29,967,954 (1994) and 29,887,864 (1995) shares                                            300,000           300,000
Paid-in capital in excess of par value                                                  41,117,000        40,417,000
Retained earnings, includes cumulative translation adjustment of
 $250,000 (1994) and $1,194,000 (1995)                                                  72,034,000        70,517,000
Unearned compensation                                                     10            (3,364,000)       (1,716,000)
Unrealized gain (loss) on marketable securities                            2              (272,000)           12,000
                                                                                  ----------------  ----------------
Total stockholders' equity                                                             109,815,000       109,530,000
                                                                                  ----------------  ----------------
TOTAL                                                                             $    174,057,000  $    207,690,000
                                                                                  ----------------  ----------------
                                                                                  ----------------  ----------------



        See the accompanying notes to consolidated financial statements

                            HERBALIFE INTERNATIONAL, INC.

                          CONSOLIDATED STATEMENTS OF INCOME

               FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


                                                      NOTES         1993           1994         1995
                                                    ---------   -------------  ------------  -----------
Retail sales                                             2       $693,015,000   $884,058,000  $923,644,000

Less -- Distributor allowances on product purchases      2        328,270,000    417,177,000   434,640,000
                                                                --------------  -------------  -----------
Net sales                                                2        364,745,000    466,881,000   489,004,000

Cost of sales, includes purchases from related parties
of $44,787,000 (1993), $47,569,000 (1994) and
$29,340,000 (1995)                                       7        103,834,000    130,707,000   143,557,000

Royalty overrides                                        2        107,381,000    125,820,000   138,940,000
                                                                --------------  -------------  -----------
Operating margin                                                  153,530,000    210,354,000   206,507,000

Marketing, distribution and administrative expenses   5, 6, 7      88,918,000    139,629,000   176,046,000

Restructuring expenses                                   8                                       2,300,000

Interest income - net                                               1,729,000      2,919,000     3,404,000
                                                                --------------  -------------  -----------
Income before income taxes                                         66,341,000     73,644,000    31,565,000

Income taxes                                           2, 12       25,160,000     27,616,000    11,837,000
                                                                --------------  -------------  -----------
NET INCOME                                                        $41,181,000    $46,028,000   $19,728,000
                                                                --------------  -------------  -----------
                                                                --------------  -------------  -----------



EARNINGS PER SHARE                                                      $1.47          $1.50         $0.65
                                                                --------------  -------------  -----------
                                                                --------------  -------------  -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                28,036,000     30,768,000    30,313,000
                                                                --------------  -------------  -----------
                                                                --------------  -------------  -----------

CASH DIVIDENDS PER COMMON SHARE                                         $0.49          $0.80         $0.74
                                                                --------------  -------------  -----------
                                                                --------------  -------------  -----------


        See the accompanying notes to consolidated financial statements
                                      28

                         HERBALIFE INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995

                                                                                             UNREALIZED
                              PAID IN                                                        GAIN (LOSS)
                              CAPITAL IN                 CUMULATIVE                          ON          TOTAL
                    COMMON    EXCESS OF PAR  RETAINED    TRANSLATION TREASURY  UNEARNED      MARKETABLE  STOCKHOLDERS'
                    STOCK     VALUE          EARNINGS    ADJUSTMENT  STOCK     COMPENSATION  SECURITIES  EQUITY
                    --------- -------------- ----------- ----------- --------- ------------- ----------- -------------
Balance at
December 31, 1992   $ 266,000  $  6,235,000  $22,358,000  ($104,000) ($667,000) ($4,175,000)  $       0  $  23,913,000

Issuance of Common
Stock to employees      1,000     1,299,000                                      (1,300,000)                         0

Repurchase of
18,971 shares
of Common Stock                                                       (320,000)                               (320,000)

Issuance of
Common Stock
in Public Offering     26,000    28,240,000                                                                 28,266,000

Issuance of
173,200 shares of
Common Stock under
the 1991 Stock
Option Plan             2,000       236,000                                                                    238,000

Additional capital
from tax benefit
of 1991 Stock Option
Plan and vesting
of employee
restricted stock                  1,377,000                                                                  1,377,000

Amortization of
unearned compensation                                                               980,000                    980,000

Net income for
the year                                      41,181,000                                                    41,181,000

Translation adjustments                                    (645,000)                                          (645,000)

Dividends                                    (13,788,000)                                                  (13,788,000)
                     --------- -------------- ----------- ----------- --------- ------------- ----------- -------------
Balance at
December 31, 1993     295,000    37,387,000   49,751,000   (749,000)  (987,000)  (4,495,000)          0     81,202,000

Retire Treasury
Stock                  (1,000)     (986,000)                           987,000                                       0

Issuance of Common
Stock to Outside
Firm (Note 10)          1,000     1,313,000                                                                  1,314,000

Issuance of
488,661 shares of
Common Stock under
the 1991 Stock
Option Plan             5,000        35,000                                                                     40,000

Additional capital
from tax benefit
of 1991 Stock
Option Plan and
vesting of
employee restricted
stock                             3,368,000                                                                  3,368,000

Amortization of
unearned compensation                                                             1,131,000                  1,131,000

Net income for
the year                                      46,028,000                                                    46,028,000

Translation adjustments                                     999,000                                            999,000

Unrealized loss on
Marketable Securities                                                                         (272,000)      (272,000)

Dividends                                   (23,995,000)                                                  (23,995,000)
                    --------- -------------- ----------- ----------- --------- ------------- ----------- -------------

Balance at
December 31, 1994     300,000    41,117,000   71,784,000    250,000  $       0   (3,364,000)   (272,000)   109,815,000
                                                                     ---------
                                                                     ---------

Issuance of
42,000 shares of
Common Stock under
the 1991 Stock
Option Plan             1,000        92,000                                                                     93,000

Retire 7,090
Shares of
Common Stock                       (89,000)                                                                   (89,000)

Additional capital
from tax benefit
of 1991 Stock
Option Plan and
vesting of employee
restricted
stock and other                      275,000                                                                    275,000

Amortization of
unearned compensation                                                                805,000                    805,000

Cancellation of
135,000 shares
of restricted
stock                  (1,000)     (978,000)                                        843,000                   (136,000)

Net income for
the year                                       19,728,000                                                    19,728,000

Translation adjustments                                      944,000                                            944,000

Unrealized gain
on Marketable
Securities                                                                                       284,000        284,000

Dividends                                    (22,189,000)                                                  (22,189,000)
                     --------- -------------- ----------- ----------- --------- ------------- ----------- -------------
Balance at
December 31, 1995    $ 300,000  $ 40,417,000  $69,323,000  $1,194,000            ($1,716,000)  $  12,000  $ 109,530,000
                     --------- -------------- ----------- -----------           ------------- ----------- -------------
                     --------- -------------- ----------- -----------           ------------- ----------- -------------

        See the accompanying notes to consolidated financial statements
                                      29

                         HERBALIFE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                                             1993          1994          1995
                                                                         ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $ 41,181,000  $ 46,028,000  $ 19,728,000
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                               943,000     3,458,000     8,104,000
  Deferred income taxes                                                      (863,000)   (5,125,000)    5,775,000
  Amortization of unearned compensation                                       980,000     1,131,000       805,000
  Foreign exchange (gain) loss                                              1,540,000    (1,105,000)   (1,112,000)
  Other                                                                         5,000        12,000       149,000
Changes in operating assets and liabilities:
  Receivables                                                              (3,220,000)   (6,726,000)   (4,968,000)
  Inventories                                                              (7,405,000)  (26,186,000)   10,903,000
  Prepaid expenses and other current assets                                (3,286,000)   (4,577,000)    4,881,000
  Other assets                                                               (285,000)   (5,436,000)   (5,909,000)
  Accounts payable                                                            503,000     6,106,000     1,740,000
  Royalty overrides                                                        11,758,000      (581,000)    9,154,000
  Accrued expenses                                                           (833,000)    6,821,000     7,495,000
  Advance sales deposits                                                    1,357,000     1,357,000    12,640,000
  Income taxes payable                                                     (5,828,000)     (332,000)    8,486,000
                                                                         ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  36,547,000    14,845,000    77,871,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property                                                    (4,056,000)   (8,648,000)   (7,243,000)
  Proceeds from sale of property                                               25,000       143,000       462,000
  Changes in marketable securities                                        (23,627,000)   (1,475,000)   (9,937,000)
  Notes receivable from related parties                                                  (3,815,000)
                                                                         ------------  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                     (27,658,000)  (13,795,000)  (16,718,000)
CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to bank loans and contracts payable                               458,000
  Principal payments on bank loans and contracts payable                     (655,000)     (457,000)   (1,433,000)
  Proceeds from public offering                                            29,579,000
  Exercise of stock options, net of stock repurchases                         238,000       236,000         3,000
  Treasury Stock acquired                                                    (320,000)
  Dividends paid                                                          (10,320,000)  (22,646,000)  (24,240,000)
  Other                                                                                    (215,000)        9,000
                                                                         ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        18,980,000   (23,082,000)  (25,661,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                 (989,000)      589,000      (600,000)
                                                                         ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       26,880,000   (21,443,000)   34,892,000

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                    28,847,000    55,727,000    34,284,000
                                                                         ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31,                                $ 55,727,000  $ 34,284,000  $ 69,176,000
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
INTEREST PAID                                                            $    240,000  $    202,000  $    715,000
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
INCOME TAXES PAID ( REFUNDED )                                           $ 29,433,000  $ 33,683,000  ($ 4,012,000)
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------


          See the accompanying notes to consolidated financial statements.

                         HERBALIFE INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

Herbalife International, Inc. (the Company) has thirty-seven active subsidiaries, which are wholly owned by the Company.

The Company markets weight control products, other food and dietary supplements and personal care products worldwide. The Company's products, which consist of herbs and other natural ingredients, are marketed through a network marketing system in which "distributors" who are generally independent contractors purchase products for resale to retail consumers and other distributors. As of December 31, 1995, the Company conducted business in thirty-two countries located in the Americas, Europe and Asia/Pacific Rim. In the Company's foreign markets, distributors market the same (or essentially the same) products as those sold in the United States and in fundamentally the same manner.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The consolidated financial statements include the accounts of the Company and its subsidiaries; all significant intercompany transactions and accounts have been eliminated.

TRANSLATION OF FOREIGN CURRENCIES

Each foreign subsidiary's asset and liability accounts, which are originally recorded in the appropriate local currencies, are translated, for consolidated financial reporting purposes, into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Transaction losses, which totaled $3,299,000, $111,000 and $2,573,000 in the years ending December 31, 1993, 1994 and 1995, respectively, are included in marketing, distribution and administrative expenses. Foreign exchange translation adjustments are accumulated in a separate component of stockholders' equity.

FORWARD EXCHANGE CONTRACTS

The Company enters into forward exchange contracts in managing its foreign exchange risk on intercompany transactions and does not use the contracts for trading purposes. Gain and losses on forward exchange contracts are recorded when incurred. Premiums on such contracts are amortized into income over the life of the contracts.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents comprise primarily money market accounts, foreign and domestic bank accounts and tax-exempt municipal bonds with short-term maturities. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company's cash and cash equivalents.

MARKETABLE SECURITIES

The Company's marketable securities are classified as "available for sale". Fluctuations in fair value are included in a separate component of stockholders' equity. Marketable securities comprise primarily tax-exempt municipal bonds with contractual maturities of up to five years.

INVENTORIES

Inventories are stated at lower of cost (on the first-in, first-out basis) or market.

ADVERTISING COSTS

The Company expenses advertising costs in the period incurred. Literature and promotional items are sold to distributors to support them in their sales efforts. Such items are included in inventories and are charged to cost of sales as they are sold.

                         HERBALIFE INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-LIVED ASSETS

Depreciation of furniture, fixtures and other equipment is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to six years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease whichever is shorter. Maintenance and repairs are charged to income as incurred while major improvements are capitalized.

Costs incurred in advance of commencing operations in a new country are capitalized. These costs comprise direct, incremental costs such as incorporation fees, product licenses, business permits, and establishing facilities in advance of selling product. These costs are amortized over a period not exceeding twenty-four months.

Goodwill is being amortized over periods ranging from fifteen to forty years.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment losses would be recognized if the carrying amount of the asset exceeds the fair value of the asset.

INCOME TAXES

Income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of the deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ROYALTY OVERRIDES

An independent distributor may earn commissions called royalty overrides or production bonuses based on retail volume. Such commissions are based on the retail sales volume of certain other members of the independent sales force who are sponsored by the distributor.

REVENUE RECOGNITION

The Company records its retail sales based upon suggested retail prices as reflected on the Company's sales invoices to its distributors. The Company does not receive the amount reported as retail sales, but generally receives the net sales price in cash or through credit card payments upon receipt of orders from distributors. The net sales price is the suggested retail price less a distributor allowance approximating 50%. Sales and related royalty overrides are recorded when the merchandise is shipped. Advance sales deposits represent prepaid orders for which the Company has not shipped the merchandise.

SOURCES OF SUPPLY AND PRODUCT DEVELOPMENT


A large majority of the Company's products are produced by two manufacturers, who also perform substantially all of the Company's research and development functions and own certain product formulations and manufacturing processes relating to the Company's products. The Company has requirements contracts with these companies that extend to January 1998, whereby the Company has agreed to purchase all of its requirements for these products from the manufacturers, and the manufacturers have agreed to sell these products only to the Company.

STOCK COMPENSATION

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company expects to continue to apply Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation. Accordingly, the adoption of SFAS

                         HERBALIFE INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


No. 123, which is required beginning in 1996, will expand disclosure of the Company's stock option plans but is not expected to have a material effect on the consolidated financial statements of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. INVENTORIES

Inventories comprise the following:

                                               December 31,
                                      ------------------------------
                                         1994               1995
                                      -----------        -----------
Product                               $43,607,000        $35,099,000
Literature                              4,225,000          3,375,000
Promotional items                       2,264,000          2,430,000
                                      -----------        -----------
Total                                 $50,096,000        $40,904,000
                                      -----------        -----------
                                      -----------        -----------

4. BANK LOANS AND CONTRACTS PAYABLE

Bank loans and contracts payable consist of the following:

                                               December 31,
                                      ------------------------------
                                         1994                1995
                                      ----------          ----------
Capitalized leases, due in monthly
installments through 2000 (Note 5)     1,162,000           2,398,000
Other                                    328,000             566,000
                                      ----------          ----------
Total                                  1,490,000           2,964,000
Less current portion                     476,000           1,185,000
                                      ----------          ----------
Long-term portion                     $1,014,000          $1,779,000
                                      ----------          ----------
                                      ----------          ----------

 Annual scheduled payments of bank loans and contracts payable are:
$1,185,000 (1996),  $752,000 (1997),  $453,000 (1998), $324,000 (1999), and
$250,000 (2000).

                         HERBALIFE INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LEASE OBLIGATIONS

The Company has warehouse and office facilities, furniture and fixtures and equipment under leases which expire at various dates through 2009. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs. Certain of the leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 1995 were as follows:

                                                                                  Operating          Capital
                                                                                 -----------        ----------
1996                                                                             $ 7,753,000        $  860,000
1997                                                                               4,868,000           846,000
1998                                                                               4,123,000           506,000
1999                                                                               3,589,000           345,000
2000                                                                               3,290,000           145,000
Thereafter                                                                        14,352,000
                                                                                 -----------        ----------
Total                                                                            $37,975,000         2,702,000
                                                                                 -----------
                                                                                 -----------
Less: Amounts included above representing interest                                                     304,000
                                                                                                    ----------
Present value of net minimum lease payments                                                         $2,398,000
                                                                                                    ----------
                                                                                                    ----------

Rental expense for the years ended December 31, 1993, 1994 and 1995 was $3,539,000, $5,120,000, and $7,126,000, respectively.

Property under capital leases is included in property in the accompanying balance sheets at December 31, 1994 and 1995 as follows:

                                                                                    1994               1995
                                                                                 ----------         ----------
Equipment                                                                        $1,599,000         $3,756,000
Less: accumulated amortization                                                      703,000          1,443,000
                                                                                 ----------         ----------
Total                                                                            $  896,000         $2,313,000
                                                                                 ----------         ----------
                                                                                 ----------         ----------

6. EMPLOYEE COMPENSATION PLANS

The Company adopted an incentive compensation and production bonus plan in 1992 for officers, directors and key employees. Bonuses were awarded in 1993 and 1994 within the framework of this plan, except for the bonus paid to the Chief Executive Officer in 1993, which was determined in accordance with the formula in his Compensation Agreement of $20,000 for each one percent increase in the Company's primary earnings per share in 1993 as compared to 1992, and except for 1994 bonuses paid to a number of senior executives, which were determined under the Plan described below. Under the plan, up to 20% of earnings before bonuses and income taxes could be awarded based on the attainment of certain sales goals and net income. The expenses under the
plans for 1993 and 1994 totaled $4,965,000 and  $830,000, respectively.   No
bonuses were awarded under  these plans for  1995.

In 1994, the Company adopted the 1994 Performance Based Annual Incentive Compensation Plan ("the Plan"). The purpose of the Plan is to provide additional compensation as an incentive to key executives and consultants to attain certain specified performance objectives of the Company. The amount of the available awards to individual participants and the aggregate amount to all participants is determined based upon objective performance goals as determined by the Compensation Committee of the Board of Directors. The amounts awarded under the Plan for 1994 totaled $3,160,000. No amounts were awarded under this plan for 1995.

                         HERBALIFE INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also maintains a savings plan pursuant to Sections 401 (k) and (m) of the Internal Revenue Code. The plan is available to substantially all employees who meet length and service requirements. Employees may elect to contribute 2% to 15% of their compensation, and the Company will match a portion of the participant's contribution. Participants are partially vested in contributions, made on their behalf by the Company, after three years, and fully vested after seven years. Employer contributions were $144,000, $203,000 and $284,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

7. TRANSACTIONS WITH RELATED PARTIES

The majority stockholder and director of the Company owns a one-third interest in Raven Industries, a major supplier of one of the Company's products, and a one-fifth interest in Dynamic Products, Inc., a supplier of one of the Company's products. Another director of the Company owns a five percent interest in Dynamic Products, Inc. Total purchases from Raven Industries under a contract which expires in 1998 were $42,436,000, $41,801,000 and $26,246,000 for the years ended December 31, 1993, 1994 and 1995, respectively. Total purchases from Dynamic Products, Inc. were $2,351,000, $5,768,000 and $3,094,000 for the years ended December 31, 1993, 1994 and 1995, respectively. At December 31, 1994 and 1995, the aggregate amounts due to these suppliers were $1,062,000 and $971,000, respectively.

The Company engages Nutrient Research Consultants, Ltd., which is wholly owned by an officer, to perform consulting services related to the formulation and testing of nutritional products. For the years ended December 31, 1993, 1994 and 1995, payments by the Company to this consulting firm amounted to $967,000, $1,294,000 and $1,003,000, respectively.

During 1994 and 1995, the Company advanced amounts to officers and directors under promissory notes that bear interest at various rates ranging from 5.75% to 7.93% per annum and are due and payable two years from the date of issuance. At December 31, 1994 and 1995, the total amount receivable from officers and directors was $3,815,000 and $1,269,000, respectively. Such notes were reduced in 1995 by $3,160,000 following ratification by the Compensation Committee of the Board of Directors of awards under the Company's 1994 Performance Based Annual Incentive Compensation Plan
(see Note 6).

8. RESTRUCTURING EXPENSES

In connection with the Company's plan to modify its European infrastructure in order to enhance operating efficiencies, the Company recorded a restructuring charge of $2,300,000 in the year ended December 31, 1995. The restructuring charge included expected termination costs for certain leases and a reduction in certain asset carrying values. The plan to modify the infrastructure will be implemented in the second half of 1996.

9. CONTINGENCIES

In January 1995, the Company and certain of its officers and directors were served with three complaints alleging violation of federal securities laws. In March 1995, the court consolidated the three complaints. In January 1996, the court dismissed in its entirety the plaintiffs' consolidated complaint. In February 1996, the plaintiffs filed a notice of appeal of the court's order of dismissal. The Company has certain indemnity obligations to the named officers and directors. The Company has directors' and officers' liability insurance which, subject to certain customary exceptions and exclusions, is expected to cover a portion or all of any such obligations less the Company's self-retention amount. Based upon a review of the allegations of the complaints, the court's dismissal of the complaints and analysis by litigation counsel, the Company believes that it has substantial and meritorious defenses to the asserted claims and is vigorously contesting these claims.

The Company's French subsidiary has been subject to a tax audit by French tax authorities, who are proposing that significant value added, withholding, and income taxes are due. The Company and its tax advisors believe that the Company has substantial defenses and the Company is vigorously contesting these and other potential assessments. However, the ultimate resolution of this matter may take several years.

During the third quarter of 1995, the Company received inquiries from certain governmental agencies within Germany and Portugal relating to the Company's product, Thermojetics-Registered Trademark- Instant Herbal Beverage. Pending resolution of these inquiries, the sale of this product in these countries was suspended. The Company is engaged in ongoing consultation with the

                       HERBALIFE INTERNATIONAL, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appropriate authorities, and the resumption of sales of this product is dependent upon the satisfactory outcome of these consultations.

Furthermore, the Company is from time to time engaged in routine litigation incident to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and, estimating the impact of such litigation matters, establishes reserves considered appropriate by
management.   The Company's estimates of the impact of these matters may change as the matters progress and are ultimately resolved.

10. STOCKHOLDERS' EQUITY

In October 1993, the Company offered and sold 2,647,000 shares of Common Stock. Proceeds to the Company net of underwriting commissions were $31.1 million and, after cash offering costs, net proceeds were $29.6 million. In addition, 75,588 shares of Common Stock with a value of $1,314,000 were issued in January 1994 to the firm of Mallory Factor, Inc. for their work on the offering.

The Company's 1991 Stock Option Plan as amended permits the granting of non-qualified stock options to key employees and consultants to purchase 3,500,000 shares of the Company's Common Stock at prices not less than 85% of the fair market value of such shares on the date the option is granted. The options vest ratably over a maximum of 5 years in minimum installments of 20% of the number of shares covered by the option. Summarized information related to the Company's 1991 Stock Option Plan and other separate stock option agreements is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                        ------------------------------------------
                                            1993           1994           1995
                                        -----------     -----------    -----------
Outstanding at January 1                 1,160,000       2,367,000      2,144,000
   Granted                               1,380,000         400,000      1,053,000
   Exercised                              (173,000)       (518,000)       (42,000)
   Canceled                                               (105,000)      (239,000)
                                        ----------      ----------      ----------
   Outstanding at December 31            2,367,000       2,144,000      2,916,000
Available for grant at December 31       1,239,000         944,000        330,000
                                        ----------      ----------      ----------
Total reserved shares                    3,606,000       3,088,000      3,246,000
                                        ----------      ----------      ----------
                                        ----------      ----------      ----------
Exercisable at December 31                 412,000         333,000        776,000
                                        ----------      ----------      ----------
                                        ----------      ----------      ----------
Option prices per share
   Granted                            $9.00-$15.25   $15.38-$21.88   $7.38-$11.63
   Exercised                           $0.88-$3.60     $0.88-$9.00    $0.88-$3.63

In 1992 and 1993, three key management employees were issued a total of 525,000 restricted shares of Common Stock. The employees are entitled to receive dividends, but assumption of full beneficial ownership vests ratably over five years and is contingent upon remaining in continuous employment for the vesting period. Paid-in Capital in Excess of Par Value and Unearned Compensation were recorded for the market value of the shares issued. Unearned Compensation is being amortized over the vesting period and is shown as a reduction of stockholders' equity.

                       HERBALIFE INTERNATIONAL, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OPERATIONS IN FOREIGN COUNTRIES

The Company has subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, Czech Republic, Denmark, Dominican Republic, Finland, France, Germany, Hong Kong, Israel, Italy, Japan, Mexico, Netherlands, New Zealand, Norway, Philippines, Poland, Portugal, Russia, South Africa, Spain, Sweden, Switzerland, Taiwan, United Kingdom, Venezuela and the United States. The following is a summary of the financial activity of the Company by geographical area:


                                                                         ASIA/       ELIMINATIONS/      TOTAL
(Amounts in thousands)                      THE AMERICAS     EUROPE    PACIFIC RIM    ADJUSTMENTS    CONSOLIDATED
                                            ------------   --------    -----------   -------------   ------------
1993
Retail sales to unaffiliated customers          $273,868   $391,509        $27,638                       $693,015
Operating margin                                  55,656     48,091          6,865          42,918        153,530
Identifiable assets at December 31, 1993          23,191     37,469          4,694          65,466        130,820

1994
Retail sales to unaffiliated customers          $354,286   $473,249        $56,523                       $884,058
Operating margin                                  77,841     61,066         12,244          59,203        210,354
Identifiable assets at December 31, 1994          48,965     63,533          8,937          52,622        174,057

1995
Retail sales to unaffiliated customers          $406,204   $373,946       $143,494                       $923,644
Operating margin                                  96,342     37,708         28,654          43,803        206,507
Identifiable assets at December 31, 1995          85,710     49,691         22,684          49,605        207,690


12. INCOME TAXES

The components of income before income taxes were:

                                                 YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1993          1994          1995
                                      -----------   -----------    -----------
Domestic                              $57,542,000   $62,369,000    $29,735,000
Foreign                                 8,799,000    11,275,000      1,830,000
                                      -----------   -----------    -----------
                                      $66,341,000   $73,644,000    $31,565,000
                                      -----------   -----------    -----------
                                      -----------   -----------    -----------

Income taxes are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1993          1994          1995
                                      -----------   -----------    -----------
CURRENT:
Foreign                                $3,885,000    $4,950,000     $4,498,000
Federal                                19,380,000    25,951,000        937,000
State                                   2,652,000     2,167,000         29,000

DEFERRED:
Foreign                                    30,000       350,000       (511,000)
Federal                                  (814,000)   (6,007,000)     6,834,000
State                                      27,000       205,000         50,000
                                      -----------   -----------    -----------
                                      $25,160,000   $27,616,000    $11,837,000
                                      -----------   -----------    -----------
                                      -----------   -----------    -----------

                       HERBALIFE INTERNATIONAL, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences which gave rise to deferred income tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                        --------------------------
                                                           1994            1995
                                                        -----------    -----------
DEFERRED INCOME TAX ASSETS:

Intercompany profit in inventory                        $11,764,000     $4,373,000
Accruals not currently deductible                         1,249,000      3,662,000
Tax loss carryforwards of certain foreign subsidiaries      810,000      2,635,000
Less valuation allowance                                   (757,000)    (2,232,000)
Accrued state income taxes                                  795,000         67,000
Other                                                       119,000        831,000
                                                        -----------    -----------
                                                         13,980,000      9,336,000
                                                        -----------    -----------
DEFERRED TAX LIABILITIES:

Depreciation/Amortization                                  $318,000     $2,031,000
Payments to former partners                               1,053,000      1,009,000
Inventory deductibles                                       308,000        533,000
Deductible deferred costs                                 1,295,000        452,000
Other                                                        77,000        215,000
                                                        -----------    -----------
                                                          3,051,000      4,240,000
                                                        -----------    -----------
NET                                                     $10,929,000     $5,096,000
                                                        -----------    -----------
                                                        -----------    -----------

At December 31, 1995, the Company's deferred income tax asset for tax loss carryforwards of certain foreign subsidiaries totaling $2,635,000 was reduced by a valuation allowance of $2,232,000. The tax loss carryforwards expire in varying amounts between 1996 and 2005. Realization of the tax loss carryforwards is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the tax loss carryforwards will be realized. The amount of the tax loss carryforwards that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The tax expense differs from the "expected" income tax expense by applying the United States statutory rate of 35% as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       1993          1994          1995
                                                    -----------   -----------   -----------
Tax expense at United States statutory rate         $23,219,000   $25,775,000   $11,048,000
Increase (decrease) in tax resulting from:
  Foreign Sales Corporation                          (1,312,000)     (542,000)     (963,000)
  Net losses for which no tax benefit was recorded       25,000       214,000     1,725,000
  Differences between U.S. and foreign tax rates
    on foreign income                                   901,000       648,000       846,000
  State and other taxes, net of federal benefit       1,657,000     1,467,000        41,000
  Other                                                 670,000        54,000      (860,000)
                                                    -----------   -----------   -----------
TOTAL                                               $25,160,000   $27,616,000   $11,837,000
                                                    -----------   -----------   -----------
                                                    -----------   -----------   -----------

Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $14,405,000 at December 31, 1995. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes paid.

                       HERBALIFE INTERNATIONAL, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  FINANCIAL INSTRUMENTS

The company enters into forward exchange contracts in managing its foreign exchange risk on intercompany transactions and does not use the contracts for trading purposes. The Company's goal is to protect the Company from the risk that the eventual dollar net cash inflows from the intercompany transactions will be adversely affected by changes in exchange rates. At December 31, 1995, the Company had $10,000,000 in notional amounts of foreign exchange contracts with short-term maturities through February 22, 1996. Gains and losses on the forward exchange contracts are recognized currently into income and, along with contract premiums, are included in marketing, distribution and administrative expenses. A summary of the forward exchange contracts is as follows:

                                         CONTRACT       $U.S.                  RECOGNIZED
                                           TYPE      EQUIVALENT     MATURITY      GAIN
- -----------------------------------------------------------------------------------------
Forward exchange contracts:

German marks                             Sell        $8,000,000      2/22/96    $177,000
Japanese yen                             Sell         2,000,000      2/22/96      53,000
                                                    -----------                 --------
                                                    $10,000,000                 $230,000
                                                    -----------                 --------
                                                    -----------                 --------

The Company is exposed to credit losses in the event of nonperformance by counterparties to its foreign exchange contracts but has no off-balance-sheet credit risk of accounting loss. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support the foreign exchange contracts subject to credit risk but monitors the credit standing of the counterparties. The Company is required by the counterparty to provide $1,500,000 of collateral for the Company's obligations in the contracts.

                         HERBALIFE INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. QUARTERLY INFORMATION (UNAUDITED)

Quarterly information presented here is unaudited.

                                                             1994          1995
                                                         ------------  ------------
FIRST QUARTER ENDED MARCH 31
  Retail sales                                           $191,721,000  $229,166,000
  Net sales                                               101,310,000   121,613,000
  Operating margin                                         44,372,000    52,449,000
  Net income                                               12,287,000     6,301,000
  Net income per common share                                    0.40          0.21
  Dividends per share                                            0.18          0.22

SECOND QUARTER ENDED JUNE 30
  Retail sales                                           $227,198,000  $235,396,000
  Net sales                                               120,520,000   124,827,000
  Operating margin                                         54,132,000    53,499,000
  Net income                                               15,351,000     8,055,000
  Net income per common share                                    0.50          0.27
  Dividends per share                                            0.18          0.22

THIRD QUARTER ENDED SEPTEMBER 30
  Retail sales                                           $234,852,000  $201,661,000
  Net sales                                               125,231,000   107,257,000
  Operating margin                                         56,831,000    45,774,000
  Net income                                               13,886,000       335,000
  Net income per common share                                    0.45          0.01
  Dividends per share                                            0.22          0.15

FOURTH QUARTER ENDED DECEMBER 31
  Retail sales                                           $230,287,000  $257,421,000
  Net sales                                               119,820,000   135,307,000
  Operating margin                                         55,019,000    54,785,000
  Net income                                                4,504,000     5,037,000
  Net income per common share                                    0.15          0.17
  Dividends per share                                            0.22          0.15

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:  March 29, 1996
                                    HERBALIFE INTERNATIONAL, INC.

                                              TIM GERRITY
                                    By:_______________________________________
                                               Tim Gerrity
                                            Senior Vice President,
                                           Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       SIGNATURE                               TITLE                                   DATE
       ---------                               -----                                   ----

     MARK HUGHES
___________________________________   Chairman of the Board and                   March 29, 1996
      Mark Hughes                      President, Chief Executive Officer
                                       (Principal Executive Officer)

   CHRISTOPHER PAIR
___________________________________   Director and Executive Vice                 March 29, 1996
     Christopher Pair                  President International and Corporate
                                       Administration and Secretary

     MICHAEL ROSEN                    Director and Executive Vice                 March 29, 1996
___________________________________    President Corporate Marketing
     Michael Rosen

      PAUL BUXBAUM
___________________________________   Director                                    March 29, 1996
     Paul Buxbaum

     EDWARD HALL
___________________________________   Director                                    March 29, 1996
     Edward Hall

     ALAN LIKER
___________________________________   Director                                    March 29, 1996
     Alan Liker

      CHRISTOPHER M. MINER
___________________________________   Director                                    March 29, 1996
     Christopher M. Miner

                         HERBALIFE INTERNATIONAL, INC.

                                    EXHIBITS
                                       TO
                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K
                               FOR THE YEAR ENDED
                               DECEMBER 31, 1995

                         HERBALIFE INTERNATIONAL, INC.
                                 EXHIBIT INDEX

- -----------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER      DESCRIPTION                                                             PAGE NO./(FOOTNOTE)
- -----------------------------------------------------------------------------------------------------------------
3.1                 Articles of Incorporation                                                       (2)
3.2                 Articles of Amendment to the Articles of Incorporation dated                    (2)
                    December 10, 1986
3.3                 Articles of Amendment to the Articles of Incorporation dated                    (2)
                    November 22, 1989
3. 4                Certificate of Determination relating to the Company's Senior                   (7)
                    Convertible Preferred Stock dated February 11, 1993
3.5                 Certificate of Amendment to Articles of Incorporation dated May 14,             (7)
                    1993
3.6                 Amended and Restated Bylaws                                                     (7)
4.1                 Form of Common Stock Certificate                                                (7)
10.1                Agreement between Herbalife International of America, Inc. and D&F              (7)
                    Industries, Inc. dated May 12, 1993
10.2                Agreement between Herbalife International of America, Inc. and Raven            (7)
                    Industries, Inc. dated May 12, 1993
10.3                Agreement between Herbalife International of America, Inc. and                  (7)
                    Dynamic Products, Inc. dated May 12, 1993
10.4                Master Lease between the Company and Trizec Properties, Inc. dated              (4)
                    July 17, 1991
10.5                Equipment Lease Agreement between the Company and Hewlett Packard               (5)
                    dated May 21, 1992
10.6                Final Judgment and Permanent Injunction, entered into on October,               (1)
                    1986 by the parties to that action entitled People of the State of
                    California, et al., v Herbalife International, Inc. et al., Case No.
                    92767 in the Superior Court of the State of California for the
                    County of Santa Cruz
10.7                Permitting Agreement between the Company and Nippon Herbalife K.K.              (3)
                    effective July 27, 1988
10. 8               Exclusive License Agreement between the Company and Nippon Herbalife            (3)
                    K.K. dated August 25, 1988
10.9                First Addendum to Exclusive License Agreement between the Company               (7)
                    and Nippon Herbalife K.K. dated April 10, 1991
10.10               Second Addendum to Exclusive License Agreement dated between the                (5)
                    Company and Nippon Herbalife K.K. dated May 22, 1992
10.11               The Company's 1988 Incentive Plan                                               (1)
10.12               The Company's 1991 Stock Option Plan, as amended                             (6), (12)
10.13               The Company's Executive Incentive Compensation Plan, as amended              (7), (12)
10.14               Form of Individual Participation Agreement relating to the Company's            (7)
                    Executive Compensation Plan
10.15               Employment Agreement between the Company and Norman Friedmann dated             (5)
                    August 1, 1992
10.17               Amendment to Employment Agreement between the Company and Norman                (7)
                    Friedmann dated July 27, 1993
10.18               Amendment to Employment Agreement between the Company and David                 (7)
                    Addis dated June 29, 1993
10.19               Form of Letter Agreement between the Compensation Committee of the              (7)
                    Board of Directors of the Company and Mark Hughes
10.20               Form of Indemnity Agreement between the Company and certain officers            (7)
                    and directors of the Company
10.21               Trust Agreement among the Company, Citicorp Trust, N.A. and certain             (7)
                    officers and directors of the Company
10.22               Form of Stock Appreciation Rights Agreement between the Company and             (7)
                    certain directors of the Company
10.23               1994 Performance Based Annual Incentive Compensation Plan                    (9), (12)

- -----------------------------------------------------------------------------------------------------------------
EXHIBIT NUMBER      DESCRIPTION                                                             PAGE NO./(FOOTNOTE)
- -----------------------------------------------------------------------------------------------------------------
10.24               Form of Promissory Note for Advances under the Company's 1994                  (10)
                    Performance Based Annual Incentive Compensation Plan
10.25               Employment Agreement between the Company and Chris Pair dated April             (8)
                    3, 1994
10.26               Deferred Compensation Agreement between the Company and Michael                (10)
                    Rosen
10.27               Office lease agreement between the Company and State Teacher's                 (11)
                    Retirement System, dated July 20, 1995
10.28               Form of stock appreciation rights agreements between the Company and           (11)
                    certain directors of the Company
10.29               The Company's Senior Executive Deferred Compensation Plan, effective           (11)
                    January 1, 1996
10.30               The Company's Management Deferred Compensation Plan, effective                 (11)
                    January 1, 1996
10.31               Matter Trust Agreement between the company and Imperial Trust                  (11)
                    Company, Inc., effective January 1, 1996
10.32               The Company's 401K Plan                                                        (11)
21                  List of subsidiaries of the Company                                            (11)
23.1                Independent Auditors' Consent                                                  (11)
27                  Financial Data Schedule                                                        (11)
- -----------------------------------------------------------------------------------------------------------------

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

 (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

 (9) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(11) Filed herewith

(12) Form of the amended and restated plan, to be submitted for shareholder approval at the 1996 Annual Meeting of Shareholders, will be attached as an appendix to the Proxy Statement relating to such meeting.