Form 10-Q
period 1996-03-31
HERBALIFE INTERNATIONAL INC
filed 1996-05-15
CIK 791449

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the quarterly period ended MARCH 31, 1996

                                      OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE  ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to ___________________________

                        Commission file number 0-15712

                        HERBALIFE INTERNATIONAL, INC.
                        -----------------------------
            (Exact name of Registrant as specified in its charter)

            Nevada                                         22-2695420
  -------------------------------                       ----------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification Number)

  1800 Century Park East, Los Angeles, California             90067
  -----------------------------------------------           ----------
  (Address of principal executive offices)                  (Zip Code)

                                (310) 410-9600
                                --------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report

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
                             Yes        No
                                 -----     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of each of the registrant's classes of Common Stock, as of May 2, 1996: 29,751,864.


================================================================================

                        HERBALIFE INTERNATIONAL, INC.
                  Index to Financial Statements and Exhibits
         Filed with the Quarterly Report of the Company on Form 10-Q
                  For the Three Months Ended March 31, 1996



                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:                                  Page No.
                                                                 --------
          Consolidated Balance Sheets                                2

          Consolidated Statements of Income                          3

          Consolidated Statements of Cash Flows                      4

          Notes to Consolidated Financial Statements                 5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      6-8

                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                          9

Item 2.   Changes in Securities                                      9

Item 3.   Defaults Upon Senior Securities                            9

Item 4.   Submission of Matters to a Vote of Security Holders        9

Item 5.   Other Information                                          9

Item 6.   Exhibits and Reports on Form 8-K                        9-11

Signature                                                           12

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        HERBALIFE INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             December 31,          March 31,
                                                 1995                1996
                                             ------------         ------------
CURRENT ASSETS:
Cash and cash equivalents                    $ 69,176,000         $ 65,348,000
Marketable securities                          35,050,000           31,420,000
Receivables                                    18,617,000           19,494,000
Inventories                                    40,904,000           43,170,000
Prepaid income taxes                            1,457,000
Prepaid expenses and other current assets       5,763,000            7,646,000
Deferred income taxes                           7,818,000            7,465,000
                                             ------------         ------------
Total current assets                          178,785,000          174,543,000
                                             ------------         ------------

PROPERTY - at cost                             39,637,000           42,288,000
Less accumulated depreciation and
  amortization                                (23,036,000)         (24,293,000)
                                             ------------         ------------
                                               16,601,000           17,995,000
                                             ------------         ------------

OTHER ASSETS                                    8,500,000            6,727,000
GOODWILL, net of accumulated amortization
  of $1,083,000 (1995) and $1,126,000
  (1996)                                        3,804,000            3,761,000
                                             ------------         ------------
TOTAL                                        $207,690,000         $203,026,000
                                             ------------         ------------
                                             ------------         ------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $ 18,667,000         $ 16,441,000
Royalty overrides                              32,366,000           27,612,000
Accrued expenses                               17,275,000           24,411,000
Dividends payable                               4,542,000            4,465,000
Current portion of bank loans and
  contracts payable                             1,185,000            1,176,000
Advance sales deposits                         16,572,000            8,937,000
Income taxes payable                            3,052,000            3,319,000
                                             ------------         ------------
Total current liabilities                      93,659,000           86,361,000
                                             ------------         ------------
BANK LOANS AND CONTRACTS PAYABLE                1,779,000            1,533,000
                                             ------------         ------------
DEFERRED INCOME TAXES                           2,722,000            3,077,000
                                             ------------         ------------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized
  100,000,000 shares, issued 29,887,864
  (1995) and 29,751,864 (1996) shares             300,000              299,000
Paid-in-capital in excess of par value         40,417,000           38,802,000
Retained earnings, including cumulative
  translation adjustments of $1,194,000
  (1995) and $326,000 (1996)                   70,517,000           74,465,000
Unearned compensation                          (1,716,000)          (1,515,000)
Unrealized loss on marketable securities           12,000                4,000
                                             ------------         ------------
Total stockholders' equity                    109,530,000          112,055,000
                                             ------------         ------------
TOTAL                                        $207,690,000         $203,026,000
                                             ------------         ------------
                                             ------------         ------------

            See the accompanying notes to consolidated financial statements

                        HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                      Three Months Ended
                                               March 31, 1995     March 31, 1996
                                               --------------     --------------
Retail sales                                   $ 229,166,000      $ 276,572,000

Less distributor allowances on product
  purchases                                     (107,554,000)      (130,349,000)
                                               --------------     --------------

Net sales                                        121,612,000        146,223,000

Cost of sales                                     34,459,000         40,466,000

Royalty overrides                                 34,704,000         43,218,000
                                               --------------     --------------

Operating margin                                  52,449,000         62,539,000

Marketing, distribution and administrative
  expenses                                        42,951,000         48,704,000

Interest income - net                               (583,000)          (918,000)
                                               --------------     --------------

Income before income taxes                        10,081,000         14,753,000

Income taxes                                       3,780,000          5,533,000
                                               --------------     --------------

NET INCOME                                     $   6,301,000      $   9,220,000
                                               --------------     --------------
                                               --------------     --------------

EARNINGS PER SHARE                                     $0.21              $0.30
                                               --------------     --------------
                                               --------------     --------------

WEIGHTED AVERAGE SHARES OUTSTANDING               30,381,101         31,011,269
                                               --------------     --------------
                                               --------------     --------------

CASH DIVIDENDS PER COMMON SHARE                        $0.22              $0.15
                                               --------------     --------------
                                               --------------     --------------


            See the accompanying notes to consolidated financial statements

                        HERBALIFE INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Three Months Ended
                                                 March 31, 1995   March 31, 1996
                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 6,301,000       $ 9,220,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                   1,913,000         2,289,000
    Deferred income taxes                            (664,000)          684,000
    Amortization of unearned compensation             293,000           201,000
    Foreign exchange gain                          (2,357,000)         (137,000)
    Other                                             105,000             7,000
    Changes in operating assets and liabilities:
      Receivables                                   6,102,000        (1,168,000)
      Inventories                                     872,000        (2,763,000)
      Prepaid expenses and other current assets     3,075,000        (2,051,000)
      Other assets                                 (1,513,000)          632,000
      Accounts payable                             (3,229,000)       (1,997,000)
      Royalty overrides                             1,270,000        (4,597,000)
      Accrued expenses                             (2,181,000)        7,614,000
      Advance sales deposits                       (1,330,000)       (7,436,000)
      Income taxes payable                         12,776,000         1,891,000
                                                 --------------   --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES          21,433,000         2,389,000
                                                 --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property                           (1,969,000)       (2,776,000)
   Proceeds from sale of property                     228,000
   Changes in marketable securities                 4,506,000         3,622,000
                                                 --------------   --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES           2,765,000           846,000
                                                 --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                  (6,597,000)       (4,480,000)
   Additions to loans payable                         596,000           207,000
   Principal payments on loans payable               (350,000)         (490,000)
   Exercise of stock options                           73,000           105,000
   Stock repurchases                                                 (1,839,000)
   Other                                                                 98,000
                                                 --------------   --------------
NET CASH USED BY FINANCING ACTIVITIES              (6,278,000)       (6,399,000)
                                                 --------------   --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                58,000          (664,000)
                                                 --------------   --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS            17,978,000        (3,828,000)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF THE PERIOD                                    34,284,000        69,176,000
                                                 --------------   --------------
CASH AND CASH EQUIVALENTS AT THE END OF THE
  PERIOD                                          $52,262,000       $65,348,000
                                                 --------------   --------------
                                                 --------------   --------------


            See the accompanying notes to consolidated financial statements

                        HERBALIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 1996 and for the three month periods ended March 31, 1995 and 1996.

2. CONTINGENCIES

In January 1995, the Company and certain of its officers and directors were served with three complaints alleging violation of federal securities laws. In March 1995, the Court consolidated the three complaints. In January 1996, the court dismissed in its entirety the plaintiffs' consolidated complaint. In February 1996, the plaintiffs filed a notice of appeal of the court's order of dismissal. The Company has certain indemnity obligations to the named officers and directors. The Company has directors and officers' liability insurance which, subject to certain customary exceptions and exclusions, is expected to cover a portion or all of any such obligations less the Company's self-retention amount. Based upon review of the allegations of the complaints, the court's dismissal of the complaints and analysis by litigation counsel, the Company believes that it has substantial and meritorious defenses to the asserted claims and is vigorously contesting these claims.

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

                        HERBALIFE INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout this report "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales", and the Company does not monitor the actual retail prices charged for the Company's products. "Net sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts (referred to as "distributor allowances"), which total approximately 50% of suggested retail sales prices. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company's "operating margin" consists of net sales less (i) "cost of sales," consisting of the prices paid by the Company to its manufacturers for products and costs related to product shipments, foreign duties and tariffs and similar expenses, and (ii) "royalty overrides," currently consisting of (a) royalties (5% to 15%) and bonuses (up to 6%) on the suggested retail sales prices of products earned by qualifying distributors on the sales of other distributors within their distributor organizations, and (b) the President's Team Bonus payable to certain of the Company's most senior distributors in the aggregate amount of up to an additional 1% of product retail sales. Royalty overrides as reported in the Consolidated Statements of Income are net of a handling fee (6% of retail sales) charged by the Company to its distributors on purchases of products from the Company.

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

COMPARISON OF FIRST QUARTER 1996 TO 1995

Retail sales for the three months ended March 31, 1996 increased 20.7% to $276.6 million compared to the corresponding prior year period. Regionally, retail sales in the first quarter of 1996 compared to the first quarter of 1995 increased 113.3% and 18.7% in Asia/Pacific Rim and The Americas, respectively; and remained flat in Europe on a year to year basis. In Asia/Pacific Rim, retail sales increased from $25.0 million in 1995 to $53.3 million in 1996. Retail sales in The Americas of $98.7 million in 1995 increased to $117.1 million in 1996. In Europe, retail sales were $105.5 million in 1995 compared to $106.1 million in 1996.

In The Americas, combined retail sales in 1996 increased $18.4 million, or 18.7%, when compared to 1995. This was primarily due to the opening of Brazil in October 1995 which reported retail sales of $25.4 million in 1996, partially offset by a sales decline in Argentina and Mexico totaling $6.7 million. Within The Americas, U.S. retail sales accounted for $81.9 million or

                        HERBALIFE INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF FIRST QUARTER 1996 TO 1995 (CONTINUED)

29.6% of total worldwide retail sales in 1996, compared to $84.7 million or 37.0% of total worldwide retail sales in 1995. The decline in U.S. retail sales as a percentage of worldwide retail sales primarily resulted from sales growth of foreign markets, namely Japan, Brazil and Russia.

The growth in Asia/Pacific Rim primarily resulted from increased retail sales in Japan of $33.4 million, or 379% as compared to the same period of the prior year, and retail sales of $2.3 million in Taiwan, which opened in July 1995. The retail sales growth in Asia/Pacific Rim was partially offset by decreased sales of $5.1 million in the Philippines.

In Europe, retail sales in new countries together with increased retail sales in Poland and Sweden were offset by retail sales decreases in existing countries, primarily Germany. The decrease in Germany of $30.1 million was due in part to the continued suspension of sales of Thermojetics-R- Instant Herbal Beverage in that country which began in July 1995. The suspension led to an increase in product returns and distributor resignations, as well as a decline in sales of other products. The Company believes that a significant factor affecting these markets has been the opening of other new markets within the same geographic region or with the same or similar language or cultural bases, and the inclination of some distributors to focus their attention on business opportunities provided by new markets which can have a negative impact on existing markets.

Operating margin increased 19.2% to $62.5 million in 1996 from $52.4 million in 1995. As a percentage of retail sales, operating margin for 1996 decreased modestly to 22.6% from 22.9% in 1995. This decrease is due to an increase in royalty overrides as a percentage of retail sales resulting from a modification to the marketing plan made in June 1995, which increased the royalties earned by distributors and increased bonuses payable to certain of the Company's senior distributors.

Marketing, distribution and administrative expenses as a percentage of retail sales decreased to 17.6% in 1996 from 18.7% in 1995. These expenses increased 13.4% to $48.7 million in 1996 from $43.0 million in 1995. Distribution expenses increased primarily due to facility and staff expansions in Japan and new country openings in Brazil, South Africa, and Taiwan. Administrative expenses increased due to continued emphasis on government and media relations and increased compensation and other costs related primarily to the expansion into additional countries. In addition, foreign exchange losses were $0.2 million in 1996 compared to a gain of $1.6 million in the prior year. Selling expenses decreased as a result of a revised format in which sales events are scheduled throughout the year rather than concentrated in a particular period.

Income taxes increased $1.7 million to $5.5 million in 1996 from $3.8 million in 1995. As a percentage of pre-tax income, income taxes remained constant at 37.5%.

Net income increased 46.3% to $9.2 million in 1996 from $6.3 million in 1995 as a result of the factors described above. The increase primarily resulted from increased retail sales and a decrease in marketing, distribution and administrative expenses as a percentage of retail sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the three months ended March 31, 1996, net cash provided by operating activities was $2.4 million, compared to $21.4 million for the three months ended March 31, 1995. The decrease primarily resulted from (i) non-recurring 1995 income tax refunds; (ii) comparably higher receivable balances primarily resulting from new and existing country expansion as compared to significantly lower receivables in the prior year,
(iii) reductions in advanced sales deposit balances and royalty override accruals primarily due to timing issues, and (iv) increased inventory balances resulting primarily from new country expansion and new product introductions. These

                        HERBALIFE INTERNATIONAL, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

reductions were partially offset by increased net income and additional liquidity provided by higher accounts payable and accrued expense balances.

Capital expenditures for the three months ended March 31, 1996 were $2.8 million compared to $2.0 million for the corresponding prior year period. The majority of the 1996 expenditures were made to expand office facilities and equipment to support growth. For 1996, the Company is planning to invest up to $7 million in management information systems including hardware and software. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that approximately $7 million will be required for pre-opening expenses and capital expenditures associated with its 1996 new market expansion activities.

Stockholders' equity increased $2.5 million to $112.1 million during the three months ended March 31, 1996. In 1996, net income of $9.2 million was partially offset by $4.5 million of dividends declared and stock repurchases of $1.8 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on increased levels of profitability, as well as other planned uses of the Company's cash resources.

On January 12, 1996, the Company announced that its Board of Directors had approved a share repurchase program pursuant to which up to $5 million could be expended to repurchase shares of the Company's common stock. As of April 30, 1996, the Company had expended $3.3 million to make repurchases of its shares in the public market.

In total, cash and cash equivalents totaled $65.3 million at March 31, 1996 compared to $69.2 million at December 31, 1995. At March 31, 1996, the Company's cash, cash equivalents and marketable securities aggregate balance was $96.8 million, which represents a $7.5 million decrease from the balance as of December 31, 1995.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in footnote three to the Financial Statements included in Item 1 of this document.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS

                        HERBALIFE INTERNATIONAL, INC.
                                EXHIBIT INDEX
- --------------------------------------------------------------------------------
Exhibit
Number      Description                                      Page No./(Footnote)
- --------------------------------------------------------------------------------
3.1         Articles of Incorporation                                (2)
3.2         Articles of Amendment to the Articles of
            Incorporation dated December 10, 1986                    (2)
3.3         Articles of Amendment to the Articles of
            Incorporation dated November 22, 1989                    (2)
3. 4        Certificate of Determination relating to the
            Company's Senior Convertible Preferred Stock
            dated February 11, 1993                                  (7)
3.5         Certificate of Amendment to Articles of
            Incorporation dated May 14, 1993                         (7)
3.6         Amended and Restated Bylaws                              (7)
4.1         Form of Common Stock Certificate                         (7)
10.1        Agreement between Herbalife International of
            America, Inc. and D&F Industries, Inc. dated
            May 12, 1993                                             (7)
10.2        Agreement between Herbalife International of
            America, Inc. and Raven Industries, Inc. dated
            May 12, 1993                                             (7)
10.3        Agreement between Herbalife International of
            America, Inc. and Dynamic Products, Inc. dated
            May 12, 1993                                             (7)
10.4        Master Lease between the Company and Trizec
            Properties, Inc. dated July 17, 1991                     (4)
10.5        Equipment Lease Agreement between the Company
            and Hewlett Packard dated May 21, 1992                   (5)
10.6        Final Judgment and Permanent Injunction, entered
            into on October, 1986 by the parties to that
            action  entitled People of the State of
            California, et al., v Herbalife International,
            Inc. et al., Case No. 92767 in the Superior
            Court of the State of  California for the County
            of Santa Cruz                                            (1)
10.7        Permitting Agreement between the Company and
            Nippon Herbalife K.K. effective July 27, 1988            (3)
10. 8       Exclusive License Agreement between the Company
            and Nippon Herbalife K.K. dated August 25, 1988          (3)
10.9        First Addendum to Exclusive License Agreement
            between the  Company and Nippon Herbalife K.K.
            dated April 10, 1991                                     (7)

- --------------------------------------------------------------------------------
Exhibit
Number      Description                                      Page No./(Footnote)
- --------------------------------------------------------------------------------
10.10       Second Addendum to Exclusive License Agreement
            dated between the Company and Nippon Herbalife
            K.K. dated May 22, 1992                                  (5)
10.11       The Company's 1988 Incentive Plan                        (1)
10.12       The Company's 1991 Stock Option Plan, as amended       (6),(12)
10.13       The Company's Executive Incentive Compensation
            Plan, as amended                                       (7),(12)
10.14       Form of Individual Participation Agreement
            relating to the Company's Executive Compensation
            Plan                                                     (7)
10.15       Employment Agreement between the Company and
            Norman Friedmann dated August 1,  1992                   (5)
10.17       Amendment to Employment Agreement between the
            Company and Norman Friedmann dated July 27, 1993         (7)
10.18       Amendment to Employment Agreement between the
            Company and David Addis dated June 29, 1993              (7)
10.19       Form of Letter Agreement between the
            Compensation Committee of the Board of Directors
            of the Company and Mark Hughes                           (7)
10.20       Form of Indemnity Agreement between the Company
            and certain officers and directors of the Company        (7)
10.21       Trust Agreement among the Company, Citicorp
            Trust, N.A. and certain officers and directors
            of the Company                                           (7)
10.22       Form of Stock Appreciation Rights Agreement
            between the Company and certain directors of the
            Company                                                  (7)
10.23       1994 Performance Based Annual Incentive
            Compensation Plan                                      (9),(12)
10.24       Form of Promissory Note for Advances under the
            Company's 1994 Performance Based Annual
            Incentive Compensation Plan                             (10)
10.25       Employment Agreement between the Company and
            Chris Pair dated April 3, 1994                           (8)
10.26       Deferred Compensation Agreement between the
            Company and Michael Rosen                               (10)
10.27       Office lease agreement between the Company and
            State Teacher's Retirement System, dated
            July 20, 1995                                           (11)
10.28       Form of stock appreciation rights agreements
            between the Company and certain directors of
            the Company                                             (11)
10.29       The Company's Senior Executive Deferred
            Compensation Plan, effective January 1, 1996            (11)
10.30       The Company's Management Deferred Compensation
            Plan, effective January 1, 1996                         (11)
10.31       Matter Trust Agreement between the company and
            Imperial Trust Company, Inc., effective
            January 1, 1996                                         (11)
10.32       The Company's 401K Plan                                 (11)
21          List of subsidiaries of the Company                     (11)
27          Financial Data Schedule (via EDGAR)                     (13)
- --------------------------------------------------------------------------------

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

    (9) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

   (10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   (11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   (12) Form of the amended and restated plan, to be submitted for shareholder approval at the 1996 Annual Meeting, incorporated by reference to the Company's Proxy Statement relating to its 1996 Annual Meeting of Shareholders.

   (13)  Filed herewith.

  (b) REPORTS ON FORM 8-K

  None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 15, 1996


                        HERBALIFE INTERNATIONAL, INC.
                                 (Registrant)

                            By: /s/ TIMOTHY GERRITY
                                -------------------
                                  Timothy Gerrity
                           Executive Vice President and
                              Chief Financial Officer