Form 10-Q
period 1996-06-30
HERBALIFE INTERNATIONAL INC
filed 1996-08-09
CIK 791449

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

/x/ (Mark One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996
                                          OR

/ /
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                            Commission file number 0-15712
                                                -------

                            HERBALIFE INTERNATIONAL, INC.
                (Exact name of Registrant as specified in its charter)

    Nevada                                            22-2695420
    -------                                           ----------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification Number)

    1800 Century Park East, Los Angeles, California    90067
    -----------------------------------------------    -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   X    No
                                        ----

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                    Yes        No
                                        ----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of each of the registrant's classes of Common Stock, as of July 19, 1996: 29,662,864.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            HERBALIFE INTERNATIONAL, INC.



                      Index to Financial Statements and Exhibits
             Filed with the Quarterly Report of the Company on Form 10-Q
                        For the Six Months Ended June 30, 1996

                            PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:                                  PAGE NO.

         Consolidated Balance Sheets                                3

         Consolidated Statements of Income                          4

         Consolidated Statements of Cash Flows                      5

         Notes to Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       10

                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                         11

Item 2.  Changes in Securities                                     11

Item 3.  Defaults Upon Senior Securities                           11

Item 4.  Submission of Matters to a Vote of Security Holders      11-12

Item 5.  Other Information                                         12

Item 6.  Exhibits and Reports on Form 8-K                         13-15

Signature                                                          16

                            PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                            HERBALIFE INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                        ASSETS

                                                   December 31       June 30
                                                      1995             1996
                                                  ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                          $69,176,000     $64,955,000
Marketable securities                               35,050,000      39,623,000
Receivables                                         18,617,000      21,705,000
Inventories                                         40,904,000      41,962,000
Prepaid income taxes                                 1,457,000
Prepaid expenses and other current assets            5,763,000      11,769,000
Deferred income taxes                                7,818,000       5,217,000
                                                  ------------    ------------
Total current assets                               178,785,000     185,231,000
                                                  ------------    ------------

PROPERTY - at cost                                  39,637,000      45,832,000
Less accumulated depreciation and amortization     (23,036,000)    (25,624,000)
                                                  ------------    ------------
                                                    16,601,000      20,208,000
                                                  ------------    ------------

OTHER ASSETS                                         8,500,000       6,062,000

GOODWILL, net of accumulated amortization of
$1,083,000 (1995) and $1,126,000 (1996)              3,804,000       3,718,000
                                                  ------------    ------------
TOTAL                                             $207,690,000    $215,219,000
                                                  ------------    ------------
                                                  ------------    ------------


                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                   $18,667,000     $16,684,000
Royalty overrides                                   32,366,000      34,559,000
Accrued expenses                                    17,275,000      28,015,000
Dividends payable                                    4,542,000       4,449,000
Current portion of bank loans and contracts payable  1,185,000       1,109,000
Advance sales deposits                              16,572,000       6,144,000
Income taxes payable                                 3,052,000       2,792,000
                                                  ------------    ------------
Total current liabilities                           93,659,000      93,752,000
                                                  ------------    ------------

BANK LOANS AND CONTRACTS PAYABLE, NET                1,779,000       1,855,000
                                                  ------------    ------------

DEFERRED INCOME TAXES                                2,722,000       3,076,000
                                                  ------------    ------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 100,000,000
shares, issued 29,887,864 (1995) and 29,652,864
(1996) shares                                          300,000         300,000

Paid-in-capital in excess of par value              40,417,000      37,621,000

Retained earnings includes cumulative translation
adjustment of $1,194,000 (1995) and $76,000 (1996)  70,517,000      80,007,000

Unearned compensation                               (1,716,000)     (1,314,000)

Unrealized loss on marketable securities                12,000         (78,000)
                                                  ------------    ------------
Total stockholders' equity                         109,530,000     116,536,000
                                                  ------------    ------------
TOTAL                                             $207,690,000    $215,219,000
                                                  ------------    ------------
                                                  ------------    ------------

           See the accompanying notes to consolidated financial statements

                            HERBALIFE INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


                                                            Three Months Ended                     Six Months Ended
                                                      June 30, 1995    June 30, 1996       June 30, 1995   June 30, 1996
                                                      -------------    -------------       -------------   -------------
Retail sales                                           $235,396,000     $283,933,000        $464,562,000    $560,506,000

Less: Distributor allowances on product purchases      (110,569,000)    (133,678,000)       (218,123,000)   (264,028,000)
                                                      -------------    -------------       -------------   -------------

Net sales                                               124,827,000      150,255,000         246,439,000     296,478,000

Cost of sales                                            37,522,000       41,013,000          71,982,000      81,480,000

Royalty overrides                                        33,806,000       43,930,000          68,510,000      87,148,000
                                                      -------------    -------------       -------------   -------------

Operating margin                                         53,499,000       65,312,000         105,947,000     127,850,000

Marketing, distribution and administrative expenses      41,163,000       49,602,000          84,113,000      98,306,000

Interest income - net                                      (552,000)        (932,000)         (1,135,000)     (1,850,000)
                                                      -------------    -------------       -------------   -------------

Income before income taxes                               12,888,000       16,642,000          22,969,000      31,394,000

Income taxes                                              4,833,000        6,241,000           8,613,000      11,772,000
                                                      -------------    -------------       -------------   -------------

NET INCOME                                               $8,055,000      $10,401,000         $14,356,000     $19,622,000
                                                      -------------    -------------       -------------   -------------
                                                      -------------    -------------       -------------   -------------


EARNINGS PER SHARE                                            $0.27            $0.33               $0.47           $0.63
                                                      -------------    -------------       -------------   -------------
                                                      -------------    -------------       -------------   -------------

WEIGHTED AVERAGE SHARES OUTSTANDING                      30,376,693       31,295,282          30,383,084      31,373,229
                                                      -------------    -------------       -------------   -------------
                                                      -------------    -------------       -------------   -------------

CASH DIVIDENDS PER COMMON SHARE                               $0.22            $0.15               $0.44           $0.30
                                                      -------------    -------------       -------------   -------------
                                                      -------------    -------------       -------------   -------------

            See the accompanying notes to consolidated financial statements

                            HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                     Six Months Ended
                                                             June 30, 1995    June 30, 1996
                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income                                                    $14,356,000      $19,622,000
Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation and amortization                                3,895,000        4,386,000
    Deferred income taxes                                        1,947,000        2,900,000
    Amortization of unearned compensation                          691,000          402,000
    Foreign exchange (gain) loss                                (1,349,000)         180,000
    Other                                                          126,000            9,000
Changes in operating assets and liabilities:
    Receivables                                                  1,559,000       (3,807,000)
    Inventories                                                  9,662,000       (2,228,000)
    Prepaid expenses and other current assets                    2,281,000       (6,116,000)
    Other assets                                                (2,854,000)         406,000
    Accounts payable                                              (997,000)      (1,350,000)
    Royalty overrides                                            1,089,000        2,626,000
    Accrued expenses                                            (2,924,000)      11,784,000
    Advance sales deposits                                       1,759,000      (10,029,000)
    Income taxes payable                                         9,832,000        1,340,000
                                                             -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       39,073,000       20,125,000
                                                             -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property                                       (3,553,000)      (5,922,000)
    Proceeds from sale of property                                 272,000
    Changes in marketable securities - net                      14,905,000       (4,663,000)
                                                             -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                           11,624,000      (10,585,000)
                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                             (13,195,000)      (8,953,000)
    Additions to loans payable                                     596,000
    Principal payments on loans payable                           (549,000)        (868,000)
    Exercise of stock options                                       73,000          293,000
    Stock repurchases                                                            (3,265,000)
    Other                                                                           151,000
                                                             -------------    -------------
NET CASH USED BY FINANCING ACTIVITIES                          (13,075,000)     (12,642,000)
                                                             -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (1,330,000)      (1,119,000)
                                                             -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       36,292,000       (4,221,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1                          34,284,000       69,176,000
                                                             -------------    -------------
CASH AND CASH EQUIVALENTS AT JUNE 30                           $70,576,000      $64,955,000
                                                             -------------    -------------
                                                             -------------    -------------

            See the accompanying notes to consolidated financial statements

                            HERBALIFE INTERNATIONAL, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of June 30, 1996 and for the three and six-month periods ended June 30, 1995 and 1996.

2. CONTINGENCIES

In January 1995, the Company and certain of its officers and directors were served with three complaints alleging violation of federal securities laws. In March 1995, the Court consolidated the three complaints. In January 1996, the court dismissed in its entirety the plaintiffs' consolidated complaint. In February 1996, the plaintiffs filed a notice of appeal of the court's order of dismissal. The plaintiffs voluntarily dismissed the appeal in July 1996 without the payment of any monetary consideration to them or their counsel. This action concluded the litigation.

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

COMPARISON OF SECOND QUARTER AND YEAR-TO-DATE 1996 TO 1995

Retail sales for the three and six months ended June 30, 1996 increased 20.6% and 20.7% to $283.9 million and $560.5 million, respectively, as compared to sales of $235.4 and $464.6 for the corresponding periods of the prior year.

Retail sales of nutritional products for the three and six months ended June 30, 1996 increased from $205.0 million to $264.4 million and from $407.9 million to $516.4 million, respectively, as compared to 1995. Retail sales of personal care products for the three and six months ended June 30, 1996 decreased from $30.5 million to $19.5 million and from $56.7 million to $44.2 million, respectively, as compared to 1995. The Company believes that the decline in personal care sales is due in part to fewer product introductions in the first half of 1996 as compared to two major new product launches in the first half of last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONTINUED)

COMPARISON OF SECOND QUARTER AND YEAR-TO-DATE 1996 TO 1995 (CONTINUED)

Regionally, retail sales for the three and six months ended June 30, 1996, as compared to the same periods in 1995, increased 115.4% and 114.5%, respectively, in Asia/Pacific Rim; 8.3% and 4.4%, respectively, in Europe; and, 1.2% and 10.0%, respectively, in The Americas. In Asia/Pacific Rim, retail sales for the three and six months ended June 30, 1996 increased from $33.6 million and $58.6 million to $72.4 million and $125.8 million, respectively, as compared to the corresponding periods of 1995. In Europe, retail sales for the three and six months ended June 30, 1996 increased from $103.0 million and $208.5 million to $111.5 million and $217.6 million, respectively, as compared to 1995. Retail sales in The Americas for the three and six months ended June 30, 1996 increased from $98.8 million and $197.4 million to $100.0 million and $217.1 million, respectively, as compared to the prior year.

The growth in Asia/Pacific Rim primarily resulted from strong retail sales growth in Japan and additional retail sales provided by Taiwan, which was opened in July, 1995. For the three and six months ended June 30, 1996, retail sales in Japan were $59.2 million and $101.4 million, which represents an increase of 276.7% and 313.4% from $15.7 million and $24.5 million in the prior year, respectively. Retail sales in other Asia/Pac Rim countries for the three and six months ended June 30, 1996 decreased from $17.9 million to $13.2 million and from $34.1 million to $24.4 million, respectively, as compared to corresponding periods in 1995.

In The Americas, combined retail sales for the three and six months ended June 30, 1996 increased $1.2 million, or 1.2%, and $19.7 million, or 10.0%, respectively, as compared to the same periods in 1995. The retail sales increases were primarily due to the opening of Brazil in October 1995 which resulted in sales for the three and six months ended June 30, 1996 of $22.2 million and $47.6 million, respectively. As compared to the prior year, retail sales decreased for the three and six months ended June 30, 1996 in the United States, Argentina, and Mexico, while Canada and Venezuela decreased for the three month period and increased on a year to date basis. U.S. retail sales accounted for $69.5 million and $151.4 million, or 24.5% and 27.0%, of worldwide retail sales during the three and six months ended June 30, 1996, as compared to $88.2 million and $172.9 million, or 37.5% and 37.2%, reported for the comparable periods in prior year. The reduction in U.S. retail sales is attributable in part to the Company's commencement of operations in Russia in July of 1995. The Company believes that some retail sales in the U.S. were for products previously purchased in the U.S. but re-directed to Russia by distributors.

In Europe, retail sales for the three and six months ended June 30, 1996 increased $8.5 million, or 8.3%, and $9.1 million, or 4.4%, respectively, to $111.5 million and $217.6 million as compared to $103.0 million and $208.5 million for the same periods in the prior year. The increase in retail sales resulted from new country expansion combined with higher retail sales in Poland. The largest impact resulted from Russia which contributed retail sales of $36.7 million and $61.9 million for the three and six months ended June 30, 1996. Retail sales in the other new European countries posted combined results of $17.8 million and $39.0 million over the same periods of 1996. Offsetting these increases were retail sales declines in established countries, Germany in particular, which experienced retail sales decreases of $25.2 million and $55.3 million for the three and six months ended June 30, 1996 as compared to the prior year. The decrease in Germany was due in part of the suspension of sales of Thermojetics Instant Herbal Beverage in that country which began in July 1995. The Company believes that a significant factor affecting these markets has been the opening of other new markets within the same geographic region or with the same or similar language or cultural bases, and the inclination of some distributors to focus their attention on business opportunities provided by new markets which can have a negative impact on existing markets.

Operating margins of $65.3 million and $127.9 million for the three and six months ended June 30, 1996, respectively, were $11.8 million, or 22.1%, and $21.9 million, or 20.7%, higher than operating margins of $53.5 million and $105.9 million in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONTINUED)

COMPARISON OF SECOND QUARTER AND YEAR-TO-DATE 1996 TO 1995 (CONTINUED)

the prior year, respectively. As a percentage of retail sales, operating margins for the three months ended June 30, 1996 as compared to the same period in the prior year increased slightly from 22.7% to 23.0% while operating margins for the six months were the same at 22.8%.

Marketing, distribution and administrative expenses for the three and six months ended June 30, 1996 increased 20.5% and 16.9% to $49.6 million and $98.3 million from $41.2 million and $84.1 million in the corresponding periods a year earlier, respectively. Such expenses, as a percentage of retail sales, were flat for the three month period at 17.5%, and declined to 17.5% from 18.1% for the six months ended June 30, 1996 and 1995, respectively. For the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995; selling expenses decreased $2.1 million and $5.8 million, respectively, corporate expenses increased $6.2 million and $13.8 million, respectively, and distribution center operating costs increased $4.3 million and $6.2 million, respectively.

Selling expenses decreased as a result of a revised format in which sales events are scheduled throughout the year rather than concentrated in a particular period. Administrative expenses increased due to continued emphasis on government and media relations and increased compensation and other costs related primarily to the expansion into additional countries. In addition, foreign exchange losses of $2.0 and $2.2 for the three and six months ended June 30, 1996 compared to a loss of $.2 million and a gain of $1.3 million for the same periods in the prior year. The increases in distribution costs primarily resulted from facility and staff expansions in Japan, and new country openings in Brazil, South Africa, and Taiwan.

Income taxes of $6.2 million and $11.8 million for the three and six months ended June 30, 1996 increased from $4.8 million and $8.6 million in the prior year, respectively. As a percentage of pre-tax income, income taxes remained constant at 37.5%.

Net income for the three and six months ended June 30, 1996 increased 29.1% and 36.7% to $10.4 million and $19.6 million from $8.1 million and $14.4 million reported in the corresponding periods a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the six months ended June 30, 1996, net cash provided by operating activities was $20.1 million, compared to $39.1 million for the same period in 1995. The decrease primarily resulted from (i) non-recurring 1995 income tax refunds; (ii) comparably higher receivable balances primarily resulting from new and existing country expansion as compared to significantly lower receivables in the prior year, (iii) reductions in advanced sales deposit balances primarily due to timing issues, and (iv) higher prepaid and other current asset balances primarily resulting from deferred compensation costs and prepared sales event costs. These reductions were partially offset by increased net income and additional liquidity provided by higher accrued expense balances.

Capital expenditures for the six months ended June 30, 1996 were $5.9 million compared to $3.6 million for the corresponding prior year period. The majority of the 1996 expenditures resulted from the expansion of office and distribution facilities and implementation costs incurred in connection with the implementation of management information systems. For 1996, the Company is planning to invest up to $14 million in expansion of facilities and management information systems including hardware and software. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that approximately $7 million will be required for pre-opening expenses and capital expenditures associated with its 1996 new market expansion activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONTINUED)

COMPARISON OF SECOND QUARTER AND YEAR-TO-DATE 1996 TO 1995 (CONTINUED)

Stockholders' equity increased $7.0 million to $116.5 million during the six months ended June 30, 1996. In 1996, net income of $19.6 million was partially offset by $8.9 million of dividends declared and stock repurchases of $3.3 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on increased levels of profitability, as well as other planned uses of the Company's cash resources.

On January 12, 1996, the Company announced that its Board of Directors had approved a share repurchase program pursuant to which up to $5 million could be expended to repurchase shares of the Company's common stock. As of July 25, 1996, the Company had expended $3.3 million to make repurchases of its shares in the public market.

In total, cash and cash equivalents totaled $65.0 million at June 30, 1996 compared to $69.2 million at December 31, 1995. At June 30, 1996, the Company's cash, cash equivalents and marketable securities aggregate balance was $104.6 million, which represents a $0.4 million increase from the balance as of December 31, 1995.

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

                              PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in footnote two to the Financial Statements included in Item 1 of this document.

ITEM 2. CHANGES IN SECURITIES

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders of the Company held on May 30, 1996 in Los Angeles, California, 28,336,961 shares of the Company's common stock were present either in person or by proxies solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

    The Stockholders voted on the following matters:

    To elect seven directors to serve on the Company's Board of Directors;

                                          NUMBER            NUMBER OF
                                        OF SHARES             SHARES
                                           FOR               WITHHELD
                                       ----------           ---------

    Mark Hughes                        28,178,210             158,751
    Christopher Pair                   28,178,235             158,726
    Michael Rosen                      28,171,254             165,707
    Paul M. Buxbaum                    28,178,135             158,826
    Edward J. Hall                     28,178,135             158,826
    Alan Liker                         28,179,135             157,826
    Christopher M. Miner               28,179,135             157,826

    To amend and restate the Company's 1994 Performance-Based Annual Incentive Compensation Plan (the "1994 Plan"), among other things, to permit the making of awards under the 1994 Plan in shares of common stock of the Company ("Common Stock").

                                           SHARES         PERCENT OF
                                           ------       SHARES VOTING
                                                        -------------

    Votes For                          19,790,252              91.6 %
    Votes Against                       1,741,251               8.1 %
    Votes Abstaining                       64,965               0.3 %
    Broker Non-Votes                    6,739,993                 N/A

    To amend and restate the Company's 1992 Executive Incentive Compensation Plan (the "1992 Plan"), among other things, to permit the making of awards under the 1992 Plan in shares of Common Stock.

                                           SHARES         PERCENT OF
                                           ------       SHARES VOTING
                                                        -------------
    Votes For                          19,764,166              91.5 %
    Votes Against                       1,767,802               8.2 %
    Votes Abstaining                       65,000               0.3 %
    Broker Non-Votes                    6,739,993                 N/A



    To amend and restate the company's 1991 stock Option Plan (the "Option Plan"), among other things, to remove the restriction on 10% and greater shareholders from participating in the Option Plan and to increase the aggregate number of shares which may be issued upon exercise of all options granted under the Option Plan (excluding shares previously issued upon option exercise but including shares subject to existing outstanding options) from 3,500,000 to 5,400,000.


                                           SHARES         PERCENT OF
                                           ------       SHARES VOTING
                                                        -------------

    Votes For                          18,529,533              86.8 %
    Votes Against                       2,748,481              12.9 %
    Votes Abstaining                       74,519               0.3 %
    Broker NonVotes                     6,984,408                 N/A


ITEM 5. OTHER INFORMATION
    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

                            HERBALIFE INTERNATIONAL, INC.
                                    EXHIBIT INDEX

- ----------------------------------------------------------------------------------------------------------------------------------
Exhibit Number          Description                                                                          Page No./(Footnote)
- ----------------------------------------------------------------------------------------------------------------------------------
3.1                     Articles of Incorporation                                                                    (2)
3.2                     Articles of Amendment to the Articles of Incorporation dated December 10, 1986               (2)
3.3                     Articles of Amendment to the Articles of Incorporation dated November 22, 1989               (2)
3.4                     Certificate of Determination relating to the Company's Senior Convertible
                        Preferred Stock dated February 11, 1993                                                      (7)
3.5                     Certificate of Amendment to Articles of Incorporation dated May 14, 1993                     (7)
3.6                     Amended and Restated Bylaws                                                                  (7)
4.1                     Form of Common Stock Certificate                                                             (7)
10.1                    Agreement between Herbalife International of America, Inc. and D&F
                        Industries, Inc. dated May 12, 1993                                                          (7)
10.2                    Agreement between Herbalife International of America, Inc. and Raven
                        Industries, Inc. dated May 12, 1993                                                          (7)
10.3                    Agreement between Herbalife International of America, Inc. and Dynamic
                        Products, Inc. dated May 12, 1993                                                            (7)
10.4                    Master Lease between the Company and Trizec Properties, Inc. dated July 17, 1991             (4)
10.5                    Equipment Lease Agreement between the Company and Hewlett Packard dated May 21, 1992         (5)
10.6                    Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife International, Inc. et al., Case No. 92767 in the Superior
                        Court of the State of California for the County of Santa Cruz                                (1)
10.7                    Permitting Agreement between the Company and Nippon Herbalife K.K. effective
                        July 27, 1988                                                                                (3)
10.8                    Exclusive License Agreement between the Company and Nippon Herbalife K.K.
                        dated August 25, 1988                                                                        (3)
10.9                    First Addendum to Exclusive License Agreement between the Company and Nippon
                        Herbalife K.K. dated April 10, 1991                                                          (7)
10.10                   Second Addendum to Exclusive License Agreement dated between the Company and
                        Nippon Herbalife K.K. dated May 22, 1992                                                     (5)
10.11                   The Company's 1988 Incentive Plan                                                            (1)
10.12                   The Company's 1991 Stock Option Plan, as amended                                          (6), (12)
10.13                   The Company's Executive Incentive Compensation Plan, as amended                           (7), (12)
10.14                   Form of Individual Participation Agreement relating to the Company's Executive
                        Compensation Plan                                                                            (7)
10.15                   Employment Agreement between the Company and Norman Friedmann dated August 1, 1992           (5)
10.17                   Amendment to Employment Agreement between the Company and Norman Friedmann dated
                        July 27, 1993                                                                                (7)
10.18                   Amendment to Employment Agreement between the Company and David Addis dated June 29, 1993    (7)
10.19                   Form of Letter Agreement between the Compensation Committee of the Board of Directors
                        of the Company and Mark Hughes                                                               (7)


- ----------------------------------------------------------------------------------------------------------------------------------
Exhibit Number          Description                                                                          Page No./(Footnote)
- ----------------------------------------------------------------------------------------------------------------------------------
10.20                   Form of Indemnity Agreement between the Company and certain officers and
                        directors of the Company                                                                     (7)
10.21                   Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers
                        and directors of the Company                                                                 (7)
10.22                   Form of Stock Appreciation Rights Agreement between the Company and certain
                        directors of the Company                                                                     (7)
10.23                   1994 Performance Based Annual Incentive Compensation Plan                                 (9), (12)
10.24                   Form of Promissory Note for Advances under the Company's 1994 Performance
                        Based Annual Incentive Compensation Plan                                                    (10)
10.25                   Employment Agreement between the Company and Chris Pair dated April 3, 1994                  (8)
10.26                   Deferred Compensation Agreement between the Company and Michael Rosen                       (10)
10.27                   Office lease agreement between the Company and State Teacher's Retirement
                        System, dated July 20, 1995                                                                 (11)
10.28                   Form of stock appreciation rights agreements between the Company and certain
                        directors of the Company                                                                    (11)
10.29                   The Company's Senior Executive Deferred Compensation Plan, effective January 1, 1996        (11)
10.30                   The Company's Management Deferred Compensation Plan, effective January 1, 1996              (11)
10.31                   Master Trust Agreement between the Company and Imperial Trust Company, Inc.,
                        effective January 1, 1996                                                                   (11)
10.32                   The Company's 401K Plan                                                                     (11)
21                      List of subsidiaries of the Company                                                         (11)
27                      Financial Data Schedule (via EDGAR)                                                         (13)

- ----------------------------------------------------------------------------------------------------------------------------------


FOOTNOTES
- ---------

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





Date:  August 9, 1996



                            HERBALIFE INTERNATIONAL, INC.

                                     (Registrant)


                                By: /s/TIMOTHY GERRITY
                                    ------------------

                                   Timothy Gerrity
                             Executive Vice President and
                               Chief Financial Officer