Form 10-K
period 1996-12-31
HERBALIFE INTERNATIONAL INC
filed 1997-03-27
CIK 791449

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark One)


         ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
/X/      ACT OF 1934 (FEE REQUIRED)
                                     For the fiscal year ended December 31, 1996
                                                               -----------------
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
/ /      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to ______________________

                            Commission file number 0-15712
                                                   -------

                            HERBALIFE INTERNATIONAL, INC.
                            -----------------------------
                (Exact name of Registrant as specified in its charter)
         NEVADA                                         22-2695420
    ----------------------                            ------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification Number)

    1800 CENTURY PARK EAST, LOS ANGELES, CALIFORNIA           90067
    -----------------------------------------------        --------
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
    Yes   X    No
       -----     -----



         Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
    Form 10-K or any amendment to this Form 10-K.   X
                                                  -----

         Based upon the closing price of its Common Stock at February 28, 1997 of $21 per share, the aggregate market value of Registrant's outstanding Common Stock held by non-affiliates was approximately $264,670,000. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of this Form and the Registrant is not bound by this determination for any other purpose.)

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No ______

         The number of outstanding shares of the registrant's Common Stock, as of February 28, 1997 was 30,230,738.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1996, are incorporated by reference in
    Part III of this Form.

--------------------------------------------------------------------------------

ITEM 1. BUSINESS

BACKGROUND AND CORPORATE ORGANIZATION

GENERAL

Herbalife International, Inc. (the "Company") markets weight management products, food and dietary supplements and a line of personal care products worldwide through a network marketing system. The Company emphasizes the herbs and other natural ingredients in its 77 products in order to appeal to consumer demand for products including such ingredients. As of February 28, 1997, the Company conducts business in 34 countries located in The Americas, Europe and Asia/Pacific Rim. Retail sales derived from The Americas, Europe and Asia/Pacific Rim represented 32.5%, 35.9% and 31.6%, respectively, of the Company's total retail sales for the year ended December 31, 1996.

The Company has experienced substantial growth in retail sales and net income in recent years. From 1992 to 1996, the Company's retail sales grew from $405.1 million to $1,200.1 million, representing a compound annual growth rate of 31.2%, and the Company's net income grew from $20.1 million to $44.8 million, representing a compound annual growth rate of 22.2%.

The Company's products are marketed exclusively through a network marketing system. This system enables the Company's independent distributors to earn profits by selling Herbalife products to retail consumers or other distributors. Distributors may also develop their own distributor organizations by sponsoring other distributors to do business in any market where the Company operates, entitling the sponsors to receive royalties and bonuses on product sales within their downline organizations.

Management believes that Herbalife's network marketing system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use the Company's products themselves. The Company's network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment.

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

Herbalife International, Inc. operates through 39 wholly-owned domestic and foreign subsidiaries. Except as the context otherwise requires, references to "Herbalife" and the "Company" include Herbalife International, Inc. and its operating subsidiaries.

EXECUTIVE OFFICES

The Company's executive offices are located at 1800 Century Park East, Los Angeles, California 90067. The Company's telephone number is (310) 410-9600.

GROWTH STRATEGY

The Company's strategy for growth consists of the following three principal elements:

EXPAND INTO NEW MARKETS. The opening of new markets is an essential component of the Company's business strategy. From January 1, 1992 through December 31, 1996, the Company has commenced operations in 24 new countries, consisting of four in The Americas, 15 in Europe and five in Asia/Pacific Rim. During 1996, these countries contributed $771.8 million of retail sales, representing 64.3% of the Company's total retail sales. The Company believes there are numerous additional markets in which its network marketing system and products should prove successful. The Company plans to open several new markets in 1997 and in 1998.

EXPAND PRODUCT OFFERINGS. The Company is committed to expanding its product line by developing and offering new products and introducing existing products into markets where they are not currently offered. Expansion of product offerings is designed to create enthusiasm among distributors and serve as a promotional tool in selling other products. During 1997, the Company intends to introduce several new products, including a new weight management program and new personal care products. In addition, the Company will continue its strategy of systematically introducing its most popular existing products into markets where they are not currently offered (subject to its ability to reformulate its products as necessary to obtain required regulatory approvals).

ENHANCE SALES IN CERTAIN EXISTING MARKETS. Management will continue to seek to enhance sales in the Company's existing markets. The Company intends to focus initially on the United States and certain other markets, such as France, Germany, Italy and Spain, where the Company has experienced a sales trend characterized by an initial period of rapid sales growth followed by a decline in sales. See "--Geographic Areas of Operations." Initiatives designed to enhance sales in these markets will include the creation of new regional strategy and planning groups, regular Company-sponsored and country-specific training and motivational events and teleconferences, the hiring of additional distributor support representatives, the introduction in each targeted international market of up to five additional products not previously offered, and the opening of new, more convenient distributor service centers in the targeted international markets.

PRODUCT OVERVIEW

The Company's products include weight management products, food and dietary supplements, personal care products and educational and promotional materials. The Company currently markets 77 products, exclusive of variations in product flavors, reformulations of products to satisfy regulatory requirements within a particular country or similar variations of the Company's basic product line. A limited number of the Company's personal care products are classified in the U.S. as Over the Counter ("OTC") drugs.

The following chart summarizes the number of products offered by the Company in its principal product categories as of December 31, 1996 and retail sales information by product category during the indicated periods.

                              PRODUCT SALES BY CATEGORY
                                (Dollars in Thousands)

                                                                     Year Ended December 31,
                                     ---------------------------------------------------------------------------------------
                                                 1994                          1995                          1996
                                     ---------------------------   ---------------------------   ---------------------------
                                                     Percent of                    Percent of                    Percent of
Product Category                                    Total Retail                  Total Retail                  Total Retail
(Number of Products in Category)     Retail Sales       Sales      Retail Sales        Sales     Retail Sales       Sales
--------------------------------     ------------   ------------   ------------   ------------   ------------   ------------
Weight Management(14)                    $721,450         81.6%        $694,269         75.2%        $889,513         74.1%
Food and Dietary Supplements(22)           86,779          9.8%          86,714          9.4%         134,829         11.2%
Personal Care Products(41)*                26,605          3.0%         107,385         11.6%         115,439          9.6%
Other**                                    49,224          5.6%          35,276          3.8%          60,363          5.1%
                                     ------------                  ------------                  ------------
TOTAL                                    $884,058                      $923,644                    $1,200,144
                                     ------------                  ------------                  ------------
                                     ------------                  ------------                  ------------



___________

 * Includes a limited number of products that are classified in the U.S. as OTC drugs.

** Includes distributor kits and other educational and promotional materials. Such materials are regularly developed and enhanced by the Company and, as a result, the number of such materials is not presented.

The following chart sets forth the number of the Company's products available as of December 31, 1996 by category in each of the Company's markets as of that date.

                        NUMBER OF PRODUCTS OFFERED BY CATEGORY
                              (AS OF DECEMBER 31, 1996)


                                                                       NUMBER OF
                                                      NUMBER OF        FOOD AND
                                                       WEIGHT          DIETARY          NUMBER OF           TOTAL
                                                     MANAGEMENT        SUPPLEMENT     PERSONAL CARE       NUMBER OF
                                       YEAR           PRODUCTS         PRODUCTS          PRODUCTS          PRODUCTS
  COUNTRY                           ENTERED(1)     (14 IN TOTAL)     (22 IN TOTAL)    (41 IN TOTAL)      (77 IN TOTAL)
------------------------------     -------------  ----------------  ----------------  ----------------  ----------------
 THE AMERICAS
   United States . . . . . .            1980                14                22                36                72
   Canada. . . . . . . . . .            1982                 7                 6                33                46
   Mexico. . . . . . . . . .            1989                11                 9                20                40
   Dominican Republic. . . .            1994                 6                 0                 0                 6
   Venezuela . . . . . . . .            1994                 5                 0                 0                 5
   Argentina . . . . . . . .            1994                 6                 0                10                16
   Brazil. . . . . . . . . .            1995                 6                 0                 0                 6
 EUROPE
   United Kingdom. . . . . .            1983                 6                 7                36                49
   Israel. . . . . . . . . .            1989                 6                 2                10                18
   Spain . . . . . . . . . .            1989                 6                 1                33                40
   France. . . . . . . . . .            1990                 6                 0                34                40
   Germany . . . . . . . . .            1991                 4                 0                34                38
   Italy . . . . . . . . . .            1992                 6                 1                34                41
   Portugal. . . . . . . . .            1992                 5                 1                34                40
   Czech Republic. . . . . .            1992                 6                 0                10                16
   Netherlands . . . . . . .            1993                 6                 0                38                44
   Belgium . . . . . . . . .            1994                 6                 1                34                41
   Poland. . . . . . . . . .            1994                 5                 0                 6                11
   Denmark . . . . . . . . .            1994                 7                 0                34                41
   Sweden. . . . . . . . . .            1994                 7                 1                34                42
   Russia. . . . . . . . . .            1995                 8                 4                10                22
   Switzerland . . . . . . .            1995                 2                 0                26                28
   Austria . . . . . . . . .            1995                 2                 1                34                37
   Norway. . . . . . . . . .            1995                 4                 0                28                32
   Finland . . . . . . . . .            1995                 7                 0                25                32
   South Africa. . . . . . .            1995                 6                 0                32                38
   Greece. . . . . . . . . .            1996                 2                 0                32                34
 ASIA/PACIFIC RIM
   Australia . . . . . . . .            1982                 7                 7                28                42
   New Zealand . . . . . . .            1988                 8                 6                38                52
   Hong Kong . . . . . . . .            1992                 5                 0                28                33
   Japan . . . . . . . . . .            1993                 6                 1                21                28
   Philippines . . . . . . .            1994                 7                 0                 0                 7
   Taiwan. . . . . . . . . .            1995                 4                 0                10                14
   South Korea . . . . . . .            1996                 2                 1                 0                 3


___________

(1) Throughout the Report, "entering", "opening", "commencing operations" or "doing business" in a market or country means that the Company has obtained either regulatory approval of, or the favorable opinion of local legal counsel with respect to, its network marketing system, has obtained all requisite regulatory approvals of at least one product and has commenced sales and shipment of that product within the market or country. With respect to Japan, from 1989 through 1992, the Company operated under a licensing arrangement in Japan and reported license fees with respect thereto as revenue. Subsequently, in 1993, the Company formed a new Japanese subsidiary whose revenues were then included in the Company's
    results of operations.   Accordingly, the Company considers Japan to have
    been "opened" in 1993.

WEIGHT MANAGEMENT PRODUCTS. A majority of the Company's sales are derived from the 14 weight management products that the Company markets as the Thermojetics-Registered Trademark- Weight-Management System. These weight management products include the following: (i) Formula 1, a protein powder in four different flavors designed as a meal replacement, (ii) the four Thermojetics-Registered Trademark- weight management tablets (original green, green, beige and yellow), (iii) Thermojetics-Registered Trademark- Herbal Concentrate, an herbal beverage blended from five natural botanicals, and (iv) a variety of other nutritional products, such as Cell-U-Loss-Registered Trademark-, Activated Fiber, N.R.G. (Nature's Raw Guarana), Thermo-bond-Registered Trademark- and Aminogen-Registered Trademark-.

FOOD AND DIETARY SUPPLEMENTS. The Company's food and dietary supplements include a variety of products, each containing herbs, vitamins, minerals and other natural ingredients. Such products are sold under various names, including Herbal-Aloe, Florafiber, Xtra-Cal, Herbalifeline, Tang Kuei Plus, Male Factor 1000, Schizandra Plus and A.M. Replenishing and P.M. Cleansing formula. In addition, in 1996, the Company launched its Health & Fitness Program and Bulk & Muscle Program, together with a Longetics Program designed for the needs of mature adults, which offer various products consisting of a protein drink mix, a multivitamin, mineral and herbal tablet and Cell Activator. In 1996, the Company supplemented its products to meet the nutritional needs of children. These products now consist of Kindermins-Registered Trademark-, a liquid multivitamin/herbal formula, and Dinomins-Registered Trademark-, a chewable vitamin tablet.

PERSONAL CARE PRODUCTS. The Company's entire personal care product line is marketed under the name Dermajetics-Registered Trademark-, which was initially launched in 1995. Currently, the Dermajetics-Registered Trademark- product line consists of the following products: The Skin Survival Kit, consisting of a day and night moisturizer, a deep cleaning facial mask and a hydrating eye gel, all packaged in a cosmetic bag; Parfums Vitessence-TM-, consisting of six eau de toilettes, three for men and three for women; Nature's Mirror-TM-, consisting of a cleanser, toner and moisturizer for each of three different skin types; Good Hair Day, consisting of seven hair care products; Ocean Currents, consisting of three bath products; Aroma Vie, consisting of nine aromatic soaps and oils; and other specialty personal care products, including Herbal Aloe Gel, Super APR (Arthritis Pain Relief) and Body Toning Cream.

EDUCATIONAL AND PROMOTIONAL MATERIALS. The Company also sells distributor kits, which an individual must purchase (at a worldwide average cost of approximately $89 per kit) in order to become a distributor of the Company, as well as other educational and promotional materials. Such materials include sales aids, informational videotapes and cassette recordings. Sales of distributor kits are not subject to distributor allowances (i.e., the Company receives the entire retail sales amount from the sale of distributor kits).

PRODUCT MANUFACTURING AND DEVELOPMENT. The Company expands its product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, the Company's executives and consultants and outside parties. In advance of introducing products into its markets, local counsel and other representatives retained by the Company investigate product formulation matters as they relate to regulatory compliance and other issues. The Company's products are then reformulated to suit both the regulatory and marketing requirements of the particular market. See "--Regulation."

All of the Company's weight management products and food and dietary supplements are manufactured by outside companies. Raven Industries, Inc. ("Raven") manufactures the Company's powder products, and D&F Industries, Inc. ("D&F") manufactures substantially all of the Company's tablet and capsule products, including Activated Fiber-TM-, one of the Company's tablet products, pursuant to a license agreement with Dynamic Products, Inc. ("Dynamic"). Except with respect to certain research and development related to its personal care product line, the Company does not currently maintain its own product research, development and formulation staff and relies on Raven, D&F and other outside manufacturers for the development of such products. When the Company, one of its consultants or another party (including, in many instances, Raven or D&F) identifies a new product concept or when an existing product must be reformulated for introduction into a new or existing market, the new product concept or reformulation project is generally submitted to D&F or Raven for technological development and implementation.

D&F and Raven have granted the Company the exclusive right to market any product which the Company purchases from these suppliers. In addition, the Company has obtained or has applications pending for trademark registration of certain of its tradenames in certain jurisdictions. See "--Trademarks." However, there can be no assurance that another company will not replicate one of the Company's products.

The Company's business relationship with Raven and D&F represents an important source of income to these manufacturers, as sales to the Company comprise a substantial portion of the total sales of Raven and D&F. In May 1993, the Company entered into requirements contracts with Raven, D&F and Dynamic. Pursuant to these contracts, each manufacturer has agreed, among other things, not to sell the products sold to the Company to third parties, and the Company has agreed to purchase all of its requirements for powder products from Raven and all of its requirements for tablet, capsule, liquid, cream and lotion products from D&F or Dynamic, to the extent each such manufacturer is capable or becomes capable of manufacturing such products. The manufacturers have waived that requirement as it relates to certain personal care products. The contracts also provide Raven, D&F and Dynamic a right of first refusal to establish any manufacturing facility outside of North America that the Company proposes to develop or acquire and the right to receive certain royalty payments in the event that such a manufacturing facility were constructed or acquired and the right of first refusal were not exercised.

The Company's contracts with Raven, D&F and Dynamic are due to expire in January 1998, subject to automatic extension on the same terms for a period of five years unless notice to the contrary is provided by either party no later than six months prior to expiration. The Company is currently negotiating new contracts with Raven, D&F and Dynamic. However, there can be no assurance that Raven and D&F will continue to provide the product manufacturing, research, development and formulation services that they have in the past. Further, the Company currently anticipates that, even assuming new contracts with Raven, D&F and Dynamic are entered into, such contracts will not be exclusive requirements contracts as in the past. As a result, the Company believes that, under any circumstances, it will be required to arrange for alternative sources of supply for products within each of its product categories. The Company interacts regularly with outside third party suppliers (E.G., with respect to the personal care line) regarding product manufacturing. As a result, and based upon progress to date, the Company believes that it has or can obtain in a timely manner alternative sources of supply for substantially all of its weight management products and food and dietary supplements. The Company has commenced the process of identifying and evaluating alternative sources of supply for weight management products and food and dietary supplements in order to supplement or replace, as necessary, the manufacturing and related services currently provided by Raven, D&F and Dynamic.

Two individuals (not affiliates of the Company) are the principal stockholders of each of Raven, D&F and Dynamic. Mark Hughes, the Company's principal stockholder, Chairman of the Board, Chief Executive Officer and President, owns a one-third ownership interest in Raven and a one-fifth ownership interest in Dynamic.

The Company maintains a staff for the research and development of new personal care products. Information and specifications with respect to products currently in the personal care product line are made available to outside manufacturers on a confidential basis and for the limited purpose of manufacturing these products for the Company. Manufacturers of certain of the Company's personal care products include the European companies BCM Cosmetiques S.A., formerly Croda Cosmetique France S.A., and Abodino S.A. and the U.S. company Thibiant International Inc. The European manufacturers are supplied components by Herbalife at no charge, then procure the raw materials, compound the products and fill the supplied components. The U.S. manufacturer procures the raw materials and the components, compounds the product and fills the components. The Company's arrangement with the manufacturers can be terminated by either party upon the completion of any outstanding purchase orders.

PRODUCT RETURN AND BUY-BACK POLICIES. Generally, the Company's products include a customer satisfaction guarantee. Within thirty days of purchase, any customer who is not satisfied with an Herbalife product for any reason may return it or any unused portion to the distributor from whom it was purchased for a full refund from the distributor or credit toward purchase of another Herbalife product. Distributors may obtain replacements from the Company for products returned to them by consumers if they return such products to the Company on a timely basis. In addition, in most jurisdictions, the Company maintains a buy-back program pursuant to which it will repurchase products sold to a distributor provided that the distributor resigns from the Company, returns the product in marketable condition within twelve months of original purchase and meets certain documentation and other requirements. The Company believes this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing systems. See "Regulation--Network Marketing System." Historically, product returns and buy-backs have not been significant, averaging 0.7% of annual retail sales during the last five years.

RECENT REGULATORY DEVELOPMENTS. The development and marketing of the Thermojetics-Registered Trademark- weight management tablets (original green, green, beige and yellow) and other products in the Thermojetics-Registered Trademark- line have contributed significantly to the Company's retail sales. One of the ingredients in the Thermojetics-Registered Trademark- original green herbal tablet is a Chinese herb, Ma Huang, which contains naturally-occurring ephedrine in small quantities. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers the Thermojetics-Registered Trademark- original green herbal tablet only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing natural sources of ephedrine that are claimed to produce certain effects (none of which are claimed by the Company's products), and the FDA stated that it intended to issue a proposed regulation regarding ephedrine-containing products by December 31, 1996. However, no proposal has been issued to date. There can be no assurance that the FDA will not seek to impose additional regulations, possibly prohibiting, limiting potencies or placing other restrictions on the sale of such products. In addition, during the third quarter of 1995, the Company received inquiries from certain governmental agencies within Germany and Portugal relating to the Company's product, Thermojetics-Registered Trademark- Instant Herbal Beverage, which does not contain Ma Huang. The inquiries related to the caffeine content of the product and the status of the product as an "instant tea," which was disfavored by the regulators, versus a "beverage." The sale of this product in these countries was subsequently suspended by the Company at the request of the regulators. The Company may in the future attempt to reintroduce the product as a "beverage" in one or both of these markets.

NETWORK MARKETING SYSTEM

The Company's products are distributed exclusively through a network marketing system consisting of an extensive network of distributors. Distributors are generally independent contractors who purchase products directly from the Company or from other distributors for resale to retail consumers and other distributors. Distributors may elect to work on a full-time or part-time basis. The Company believes that its network marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment, and that a majority of its distributors therefore work on a part-time basis. The Company believes that its network marketing system is ideally suited to marketing its products because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use the Company's products themselves. The Company encourages its distributors to use the Company's products and to communicate the results of their use of such products to their retail customers.

Distributors' earnings are derived from several sources. First, distributors may earn profits by purchasing the Company's products at wholesale prices (which are discounted 25% to 50% from suggested retail prices depending on the distributor's level within the Company's distributor network and whether the distributor has registered for Herbalife Advantage Program purchases) and selling the Company's products to retail customers at retail prices. Second, distributors may earn profits by selling products to other distributors who do not qualify for the same level of discount as the selling distributor. Third, distributors who sponsor other distributors and establish their own distributor organizations may earn royalties of 5% to 15% on product sales up to three levels down within their distributor organization and production bonuses of 2% to 6% on product sales within their downline organizations (except with respect to sales generated by distributors who have reached the "Global Expansion Team" level or higher). Combining these sources of earnings and including participation in the President's Team bonus (as described below), the Company's total "pay-out" on products subject to distributor royalties and overrides is approximately 68% of the Company's suggested retail sale price (i.e. 50% distributor allowance plus up to 22% of suggested retail sales prices in royalty overrides and similar bonuses, less a handling fee charged to distributors by the Company).

Distributors earn the right to receive royalties and production bonuses upon attaining the level of supervisor and above. Once a distributor becomes a supervisor, he or she has an incentive to qualify (by earning specified amounts of royalties) as a member of the Global Expansion Team, the Millionaire Team or the President's Team and thereby receive higher production bonuses (2%, 4% and 6%, respectively). The Company believes that the right of distributors to earn royalties and production bonuses contributes significantly to the Company's ability to retain its most productive distributors.

To become a distributor, a person must be sponsored by an existing distributor and must purchase a distributor kit from the Company (except in South Korea, where there is no charge for a distributor kit). To become a supervisor or qualify for a higher level, distributors must purchase a certain amount of the Company's products or earn certain amounts of royalties during specified time periods and must re-qualify for such levels once each year. To attain supervisor status, generally, a distributor must purchase, either from the Company or other distributors, products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months (volume points are point values assigned to each of the Company's products that are equal in all countries and are based on the suggested retail price of U.S. products). Supervisors may then attain higher levels (I.E., the Global Expansion Team, the Millionaire Team or the President's Team) by earning increasing amounts of royalties based on purchases by distributors within their organizations. Supervisors contribute significantly to the Company's sales and certain key supervisors who have attained the highest levels within the Company's distributor network are responsible for generating a substantial portion of the Company's sales and for recruiting a substantial number of the Company's distributors. The following table sets forth the approximate number of the Company's supervisors at the dates indicated:


                                                                      FEBRUARY 28,*
                                                                      -------------
                                            1991      1992      1993      1994      1995      1996      1997
                                            ----      ----      ----      ----      ----      ----      ----
Approximate Number of Supervisors. . . .    12,000    18,000    41,000    75,000    90,000    99,000    115,000


----------
* Every February 28th (which is the end of the first supervisor qualification period of each year), the Company deletes from the rank of supervisor those supervisors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at such time (including any supervisors who were deleted on February 28th but who subsequently requalified). The Company relies on distributors' certifications as to the amount and source of their product purchases from other distributors. Although the Company applies certain review procedures with respect to such certifications, they are not directly verifiable by the Company.

The Company also has two compensation and incentive programs designed to motivate distributors at both the most senior and junior levels within the Company's distributor network. The Company's most senior distributors consist of approximately 260 distributors (as of December 31, 1996) who comprise the President's Team and who work closely with Mark Hughes to develop and implement new initiatives and strategies for increasing sales and distributor productivity throughout the Company's entire distributor organization. Qualifying President Team members have the opportunity to participate in the President's Bonus, which for 1996 consisted of a total available awards package of one percent of the Company's total product retail sales, or approximately $12 million. The distribution of the President's Bonus is determined by Mark Hughes and is based in part upon each President Team member's participation in corporate-sponsored training and motivational events. In this manner, the Company attempts to involve its most senior distributors in the development and growth of the Company in order to support the sales, training, motivation and strategic planning efforts of Mark Hughes.

For the Company's most junior distributors, those who have not yet attained supervisor status, the Company instituted a "Success Builder" program. This program permits a distributor who purchases products representing 1,000 volume points in one month to obtain a 42% distributor allowance from suggested retail prices on the Company's products, rather than the standard 25%. In addition, in 1996, the Company introduced the Herbalife Advantage Program ("HAP"), which uses a product brochure that enables the Company's junior distributors to obtain an extra 10% distributor allowance over the standard 25% and to order products by individual unit (rather than by cases) to better suit their inventory and usage needs. The Success Builder and HAP programs are designed to provide incentives to distributors who are in the initial stages of building distributor organizations and to encourage them to reach supervisor status. In addition to these programs, the Company periodically offers a variety of special promotions related to particular products or sales periods, involving special cash bonuses and other awards, such as "Get-A-Way" vacations.

The Company seeks to expand its distributor base in each market by offering distributors attractive compensation opportunities. The Company believes its international sponsorship program provides a significant advantage to its distributors as compared with distributors in certain other network marketing organizations because the program permits distributors in any country to sponsor distributors in other countries (where the Company is licensed to do business and where the Company has obtained required product approvals) and to earn the same level of royalties and bonuses on sales by those distributors as if both distributors resided in the same country.

The Company maintains a computerized system for processing distributor orders and calculating distributor royalties and bonus payments which enables it to remit such payments promptly to distributors. The Company believes that prompt remittance of royalties is vital to maintaining a motivated network of distributors and that its distributors' loyalty to the Company has been enhanced by the Company's history of consistently making royalty and bonus payments on a scheduled basis.

GEOGRAPHIC AREAS OF OPERATIONS

The following chart sets forth the countries in which the Company currently operates, the year operations were commenced in each country and retail sales information by country during the past five years.



                                    RETAIL SALES BY COUNTRY
      Country             Year                      Total Retail Sales ( in thousands )
                               ----------------------------------------------------------------------
        (1)           Entered      1992           1993           1994           1995           1996
----------------------          ---------     ----------     ----------     ----------     ----------
United States            1980   $86,258       $246,984       $294,987       $333,595       $279,596
Canada                   1982     4,815         10,100         10,789         12,042         13,848
Mexico                   1989    11,088         16,784         25,422         15,125         11,590
Dominican Republic (2)   1994                                   2,500            101             33
Venezuela                1994                                   1,527         11,152          5,568
Argentina                1994                                  19,061         10,006          3,185
Brazil                   1995                                                 24,183         76,192
                                ---------     ----------     ----------     ----------     ----------
THE AMERICAS:                  $102,161       $273,868       $354,286       $406,204       $390,012
                                ---------     ----------     ----------     ----------     ----------

United Kingdom           1983    $9,770        $24,930        $30,769        $15,296        $12,487
Israel (3)               1989     3,831         30,359         73,278         30,133          8,419
Spain                    1989    87,469         47,662         30,733         15,730          9,792
France                   1990    96,773         97,306         46,968         13,129         12,379
Germany                  1991    66,775         83,068        159,482        115,555         54,340
Italy                    1992       903         77,842         72,009         56,687         54,449
Portugal                 1992     4,075         13,328         11,073          8,934          3,097
Czech Republic           1992     9,938         10,005         24,423         15,112         13,733
Netherlands              1993                    7,009         17,581         18,237         15,248
Belgium                  1994                                   1,965          3,775          2,370
Poland                   1994                                     792          6,238         16,218
Denmark                  1994                                   2,377         11,263          3,747
Sweden                   1994                                   1,799         17,845         16,488
Russia (4)               1995                                                 29,593        142,078
Switzerland              1995                                                  4,911         14,412
Austria                  1995                                                  3,134          7,385
Norway                   1995                                                    367          8,279
Finland                  1995                                                    300         14,702
South Africa (5)         1995                                                  7,707         21,497
Greece                   1996                                                                   227
                                ---------     ----------     ----------     ----------     ----------
EUROPE:                        $279,534       $391,509       $473,249       $373,946       $431,347
                               -----------    -----------    -----------   ------------    -----------

Australia                1982   $20,419        $20,602        $29,155        $30,803        $24,059
New Zealand              1988     2,695          2,497          3,206          2,535          1,799
Hong Kong                1992       283          3,853          5,323         10,783         11,698
Japan (6)                1993                      686         18,759         81,730        311,117
Philippines              1994                                      80         13,219          1,935
Taiwan                   1995                                                  4,424         26,226
South Korea (7)          1996                                                                 1,951
                                ---------     ----------     ----------     ----------     ----------
ASIA/PACIFIC RIM:               $23,397        $27,638        $56,523       $143,494       $378,785
                                ---------     ----------     ----------     ----------     ----------

TOTAL RETAIL SALES             $405,092       $693,015       $884,058       $923,644     $1,200,144
                                ---------     ----------     ----------     ----------     ----------
                                ---------     ----------     ----------     ----------     ----------

___________

(1) The Company records sales data based on the country from which distributor orders are shipped by the Company. Sales by distributors to other distributors or retail consumers may occur in other countries, although such sales generally violate geographic limitations imposed by the Company on product sales.

(2) Sales in the Dominican Republic are shipped from the United States.

(3) The Company initiated operations in Israel in 1989 through a licensing arrangement that was terminated in 1990. In 1991, the Company began operating in Israel through a wholly-owned subsidiary. Accordingly, sales data for Israel are reported only for 1991 and subsequent periods.

(4) The Company operates through various import/export companies located in Russia to conduct transactions in the Company's products with Russian distributors.

(5) Because sales in South Africa are not large enough to be treated as a separate segment, they are included with sales from the European region.

(6) In 1989 through 1992 the Company operated under a licensing arrangement in Japan and recorded license fees with respect thereto as revenue. A new Japanese subsidiary was formed in November 1993 whose results from that date are reported above. 93.0% of the outstanding capital stock of the Japanese subsidiary is owned by the Company, with the remainder owned by certain officers and directors of the Company. In addition, the Company has begun steps to pursue an initial public offering of shares of the Japanese subsidiary in Japan.

(7) The Company initiated operations in South Korea in the fourth quarter of 1996.

GEOGRAPHIC SALES TRENDS. The opening of new markets is an essential component of the Company's business strategy. From January 1, 1992 through December 31, 1996, the Company commenced operations in 24 new countries. During 1996, these countries contributed $771.8 million of retail sales, representing 64.3% of the Company's total retail sales. Consistent with its growth strategy, the Company currently plans to enter up to four new markets in 1997 and up to six new markets in 1998. Potential new markets currently include Chile, China, India, Indonesia, Malaysia, Thailand, Turkey and Ukraine.

After entering a new country, the Company has generally experienced an initial period of rapid growth in sales as new distributors were recruited, followed by a decline in sales. The Company believes that a significant factor affecting these markets has been the opening of other new markets within the same geographic region or with the same or similar language or cultural bases and the corresponding tendency of some distributors to focus their attention on the business opportunities provided by new markets instead of developing their established downline organizations in existing markets. Additionally, in certain instances, the Company has become aware that certain sales in certain existing markets were attributable to purchasers who distributed such product in countries which had not yet been opened. When these countries were opened, such sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing markets.

Another significant factor contributing to such sales declines is the adverse publicity that sometimes arises when the Company experiences rapid growth within a market, thus drawing the attention of the media and the Company's competitors. The Company believes such unfavorable press reports are generally based upon a lack of familiarity with the Company and its network marketing system and often originate from competitive forces in the local market. For instance, in France in late 1994 through 1995, certain reports erroneously alleged that the Company was in some manner affiliated with a disfavored religious group. In other cases, including a situation in France that resulted in the arrest of certain Herbalife distributors, adverse publicity has arisen from allegations of tax improprieties, which typically occur when a country applies its tax laws for the first time to a sales and distribution system that is relatively new to that country, as is often the case with the Company's network marketing system. See "--Regulation--Transfer Pricing and Similar Regulations." The effect of occasional adverse publicity has at times also led to increased regulatory scrutiny in certain countries, which may also have an adverse effect on sales. For example, during the third quarter of 1995, the Company received inquiries from certain governmental agencies within Germany and Portugal related to the Company's product, Thermojetics-Registered Trademark- Instant Herbal Beverage. The inquiries related to the caffeine content of the product and the status of the product as an "instant tea," which was disfavored by the regulators, versus a "beverage." The sale of this product in these countries was subsequently suspended by the Company at the request of the regulators. The Company may in the future attempt to reintroduce the product as a "beverage" in one or both of these markets.

In 1997, the Company intends to initiate new strategies designed to enhance sales in the countries in which the sales trend described above has occurred, initially focusing efforts on France, Germany, Italy and Spain, as well as in the United States. These strategies include the creation of regional strategy and planning groups, regular Company-sponsored and country-specific promotional events and teleconferences in order to provide additional training and motivational support, the hiring of additional distributor support representatives to support marketing efforts, the addition in each targeted international market of up to five products that were previously unavailable in such markets, and the opening of new, more convenient distributor service centers in the targeted international markets in connection with the reconfiguration of the Company's European distribution infrastructure.

THE AMERICAS. Total retail sales in The Americas decreased $16.2 million or 4.0% in 1996 versus 1995. Brazil, which was opened in the fourth quarter of 1995, contributed $76.2 million of retail sales during 1996. Despite the increase in retail sales in Brazil relative to 1995, the Company has experienced declining quarter to quarter retail sales in Brazil during the course of 1996. Retail sales in the United States decreased 16.2% to $279.6 million during 1996 from $333.6 million in the comparable 1995 period. The Company believes that a portion of this decrease is attributable to the fact that, prior to the opening of Brazil and Russia, certain retail sales in the U.S. were for products purchased in the U.S. but re-directed to Brazil and Russia by distributors. Following the opening of these markets, such sales shifted to Brazil and Russia. The Company will seek to enhance U.S. sales during 1997 through the various initiatives described above. See "--Geographic Sales Trends."

EUROPE. Total retail sales in Europe increased $57.4 million or 15.4% in 1996 versus 1995. Sales increases in Austria, Finland, Norway, Poland, Russia, South Africa and Switzerland were offset in part by sales decreases in Germany and Israel of $61.2 million and $21.7 million, respectively, together with sales decreases in Belgium, Denmark, the Czech Republic, France, Italy, the Netherlands, Portugal, Spain, Sweden and the United Kingdom. In addition to the factors affecting sales in existing markets generally as discussed above, the Company believes the sales decreases in these countries were attributable to lengthy regulatory approval processes that have impeded the introduction of the Company's most popular existing products, the reduction in activity levels of certain key distributors in those markets and resistance to network marketing, which resistance appears to be particularly strong in Germany and France. In Russia, however, the Company has experienced significant retail sales increases, despite a difficult business environment as a result of the political, economic and social instability in that country. Thus far, the difficult business environment has prevented the Company from establishing a physical presence in Russia (through a sales or distribution center) and instead has required the Company to rely on various import/export companies located in Russia to conduct transactions in the Company's products with Russian distributors. As a result, the Company has been required to extend credit to certain import/export companies. The Company plans to closely monitor activities in Russia to determine the best means of conducting business with its Russian distributors as events unfold in that country.

ASIA/PACIFIC RIM. Total retail sales in Asia/Pacific Rim grew $235.3 million or 164.0% in 1996 versus 1995. This $235.3 million increase included retail sales increases of $229.4 million in Japan. The growth in Japan resulted from new products and marketing initiatives, and the Company believes that its success in Japan is attributable to the personal nature of retail sales in the Japanese market and the cultural acceptance of the Company's network marketing system in such an environment.

NEW MARKET EXPANSION PROGRAM. The Company engages in a structured and thorough analysis of potential new markets, including analysis of regulatory conditions, product approval procedures, competitive forces, synergies between new and existing countries and distributor presence or interest in new markets, before selecting markets to enter. When the Company decides to enter a new market, it first hires local legal counsel with expertise in the product approval process to help ensure that the Company's network marketing system and products comply with all applicable regulations and that the Company's profits may be expatriated. In addition, local counsel helps to establish favorable public relations in the new market by acting as an intermediary between the Company and local regulatory authorities, public officials and business people. Local counsel is also responsible for explaining the Company's products and product ingredients to appropriate regulators and, when necessary, arranging for local technicians to conduct required ingredient analysis tests of the Company's products. In recent years, the Company has expanded its hiring of local firms with experience in governmental relations and public relations prior to opening a market in order to ensure a more favorable business environment upon entering the market.

Where regulatory approval in a foreign market is required, the Company's local counsel work with regulatory agencies to confirm that all of the ingredients of the Company's products are permissible within the new market. During the regulatory compliance process, the Company may alter the formulation, packaging or labeling of its products to conform to applicable regulations as well as local variations in customs and consumer habits, and the Company may modify certain aspects of it network marketing system as necessary to comply with applicable regulations. Where reformulations of the Company's principal weight management products are required, the Company has historically found substitute or replacement ingredients to be readily available, although there can be no assurance in this regard in the future. Where regulatory approval in a foreign market is not required, the Company obtains the favorable opinion of local counsel as to compliance with all applicable regulations. See "--Regulation."

Following completion of the regulatory compliance phase, the Company undertakes the steps necessary to meet the operational requirements of the new market. The Company has recently developed a centralized distribution and telephone ordering system. In the majority of its new markets, the Company establishes a storefront sales center in one or more major cities and provides for product purchases by telephone. Product is shipped to the purchaser from a warehouse located in the general geographic region. In addition, the Company initiates plans to satisfy the inventory, personnel and transportation requirements of the new market, and the Company modifies its distributor manuals, cassette recordings, video cassettes and other training materials as necessary to be suitable for the new market. In certain instances where the Company has achieved rapid sales growth in a new market, such as in Japan and Brazil, the Company has experienced inventory shortages as a result of the large demand for the Company's products.

Although the Company intends to expand into new markets, there can be no assurance that the Company can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal requirements must be satisfied before marketing can begin in any new market. In addition, expansion of the Company's operations into new markets entails substantial working capital and capital expenditure requirements associated with both the regulatory compliance and operations phases of the process. The lead-time and costs associated with opening anticipated new markets may significantly exceed those of entering new markets in the past due to greater regulatory requirements, the necessity of adapting to entirely new regulatory systems and problems related to entering new markets with different cultural bases and political systems from those encountered in the past. The lead-time necessary to open a new market is generally up to two years but may be more.

PRODUCT DISTRIBUTION

The Company's weight management products, food and dietary supplements and some personal care products are distributed to foreign markets either from the facilities of the Company's manufacturers or from the Company's Los Angeles distribution center. Products are distributed in the United States market from the Los Angeles distribution center or from the Company's Memphis distribution center. Products are generally transported by cargo ship or plane to the Company's international markets and are warehoused in either one of the Company's foreign distribution centers or a contracted third party warehouse and distribution center. After arrival of the products in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. The Company's Dermajetics-Registered Trademark-personal care products are predominantly manufactured in France and the United States. The products manufactured in France are shipped to a third-party centralized warehouse facility in Strasbourg, from which delivery by ship or plane to other international markets occurs.

Beginning in 1996 and continuing in 1997, the Company has undertaken the process of reconfiguring its European product distribution system. As a part of this process, the Company has reduced the number of European warehousing facilities from nine to five and has opened new distribution sales centers. These sales service centers are conveniently located and attractively designed in order to encourage local distributors to meet and network with each other and learn more about Herbalife's products, marketing system and upcoming events. In addition, the Company has opened a central sales ordering facility in the United Kingdom for answering and processing telephone orders from throughout Europe. Operators at this center are capable of conversing in 17 different languages. As part of this reconfiguration, the Company also implemented a new inventory management system in the U.S., the U.K. and Japan. The new European system has resulted in improved inventory management and a reduction in distribution costs in 1996 as compared with 1995. Management anticipates that the reconfigured European distribution system, featuring centralized distribution and telephone ordering systems coupled with convenient storefront distributor service centers, will be the model for developing distribution and distributor service systems in other regions of the world.

MANAGEMENT INFORMATION AND TELECOMMUNICATIONS SYSTEMS

In order to facilitate its continued growth and support distributor activities, the Company continually upgrades its management information and telecommunications systems. These systems include, among other things: (i) a centralized host computer located in the Company's Inglewood, California Operations Center, which is linked to Herbalife's international markets through a dedicated wide area network that provides on-line, real-time computer connectivity and access; (ii) local area networks of personal computers within Herbalife's markets, serving the Company's regional administrative staffs;
(iii) an international e-mail system through which Herbalife employees communicate; (iv) a standardized Northern Telecom Meridian telecommunications system connecting all of the Company's markets; and (v) a new inventory management system that has recently been installed in the U.S., the U.K. and Japan. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, royalty payment processing and inventory management and detailed distributor records. Over the last three years, the Company has invested approximately $11.2 million to enhance its computer and telecommunications systems.

REGULATION

In both its United States and foreign markets, the Company is subject to and affected by extensive laws, regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) (hereinafter "regulations") including, among other things, regulations pertaining to (i) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the Company's products,
(ii) product claims and advertising (including direct claims and advertising by the Company as well as claims and advertising by distributors, for which the Company may be held responsible), (iii) the Company's network marketing system,
(iv) transfer pricing and similar regulations that affect the level of foreign taxable income and customs duties, and (v) taxation of distributors, which in some instances may impose an obligation on the Company to collect the taxes and maintain appropriate records.

PRODUCTS. The formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more governmental agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA") and the United States Postal Service. The Company's activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of foods, dietary supplements and OTC drugs, such as those distributed by the Company. FDA regulations require the Company and its suppliers to meet relevant good manufacturing practice ("GMP") regulations for the preparation, packing and storage of these products. GMP's for dietary supplements have yet to be promulgated but are expected to be proposed.

The 1994 Dietary Supplement Health and Education Act ("DSHEA") revises the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, the Company believes, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements which make a "statement of nutritional support" must have substantiation that the statement is truthful and not misleading.

The majority of the products marketed by the Company are classified as dietary supplements under the FFDCA. The labeling requirements for dietary supplements have not been clearly established. In December 1995, the FDA issued proposed regulations which govern the labeling of dietary supplements, including how to declare nutritional information, how to make permissible "statements of nutritional support" and when additional, defined terminology may be used on dietary supplements. The proposed regulations were expected to become final at the end of 1996; as of this date, however, no final regulations have been issued. The proposed regulations would require the Company to revise a substantial number of its labels at an undetermined, but likely immaterial, expense to the Company. The FDA has informally stated that it will, subject to public comment, withhold enforcement of these regulations until January 1, 1998. Many states have also recently become active in the regulation of dietary supplement products and may require the Company to modify the labeling or formulation of certain products sold in those states.

All of the officers and directors of the Company are subject to a permanent injunction entered in October 1986 pursuant to the settlement of an action instituted by the California Attorney General, the State Health Director and the Santa Cruz County District Attorney. The Company consented to the entry of this injunction without in any way admitting the allegations of the complaint. The injunction prevents the Company and such officers and directors from making certain specified claims in future advertising of the Company's products and requires the Company to implement certain documentation systems with respect to payments to the Company's distributors. At the same time, the injunction does not prevent the Company from continuing to make certain specified claims concerning its products which have been and are being made, provided that it has a reasonable basis for making such claims.

As a marketer of food and dietary supplements and other products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, one of the ingredients in the Thermojetics-Registered Trademark- original green herbal tablet is a Chinese herb, Ma Huang, which contains naturally-occurring ephedrine in small quantities. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers the Thermojetics-Registered Trademark- original green herbal tablet only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). In response to potential federal regulatory proposals that may have affected the sale of the Thermojetics-Registered Trademark- original green tablets in the United States, the Company suspended sales of the product for approximately three months commencing in July 1995 and introduced a reformulated herbal green tablet that did not contain Ma Huang. When no such regulations were proposed or issued, the Company renewed sales of Thermojetics-Registered Trademark- original green herbal tablets in the United States in October 1995 (except in certain states in which regulations may prohibit or restrict the sale of such product). During the three-month suspension period, the Company did not experience a material change in the level of sales of the reformulated Thermojetics-Registered Trademark-green tablets versus sales of the Thermojetics-Registered Trademark- original green tablets in the recently preceding months. However, it is possible that a longer suspension period could have resulted in a decrease in sales of the reformulated Thermojetics-Registered Trademark- green tablets or other products within the Thermojetics-Registered Trademark- Weight Management System (even though such products do not contain Ma Huang). The Thermojetics-Registered Trademark- green tablets accounted for 2.1% and 2.5% of retail sales in 1995 and 1996, respectively, although the marketing of the Thermojetics-Registered Trademark- weight management tablets (original green, green, beige and yellow) and other products in the Thermojetics-Registered Trademark- line have contributed significantly to the Company's retail sales. The Company also previously offered the Thermojetics-Registered Trademark- original green herbal tablet in Canada but, in response to Canadian marketing issues and regulatory concerns, suspended sales of the product in February 1994.

The FDA has on record a small number of reports of adverse reactions allegedly resulting from the ingestion of Ma Huang contained in the Company's Thermojetics-Registered Trademark- original green tablet. The Company has not received any communications from the FDA with respect to these reports. However, many other companies manufacture products containing various amounts of Ma Huang and the FDA has on record hundreds of reports of adverse reactions to these products. On April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis and death. The Company markets its Ma Huang product as an aid in weight management, and not principally for any of their claims. The FDA stated that it intended to issue a proposed regulation regarding ephedrine-containing products by December 31, 1996; however, no proposal has been issued to date. There can be no assurance that the FDA will not seek to impose additional regulations, possibly prohibiting, limiting potencies or placing other restrictions on the sale of such products. In addition, several states either regulate or are considering regulating ephedrine-containing products as controlled substances or are prohibiting the sale of such products by persons other than licensed pharmacists.

There is a risk that the Company's product containing Ma Huang may become subject to further federal, state, local or foreign laws or regulations, which could require the Company to: (i) withdraw or reformulate its product with reduced ephedrine levels or with a substitute for Ma Huang and/or (ii) relabel its product with different warnings or revised directions for use and/or
(iii) not make certain statements, possibly including weight loss, with respect to any product containing Ma Huang. Even in the absence of further laws or regulation, the Company may elect to reformulate and/or relabel its product containing Ma Huang. While the Company believes that its Ma Huang product could be reformulated and relabeled, there can be no assurance in that regard or that reformulation and/or relabeling would not have an adverse effect on sales of such product or related products within the Thermojetics-Registered Trademark-product line even though such products do not contain Ma Huang. It is a regular part of the Company's business to monitor regulatory developments of this sort in all of its markets and to determine the optimal strategy for the Company in each instance in which such a development arises.

Some of the products marketed by the Company are considered conventional foods and are currently labeled as such. Both this category of products and dietary supplements are subject to the Nutrition, Labeling and Education Act ("NLEA"), and regulations promulgated thereunder, which regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product.

A limited number of the products sold by the Company are labeled in the United States as OTC drugs as opposed to dietary supplements, conventional foods or personal care items. Many OTC drug products do not require pre-approval by the FDA, but must comply with applicable OTC monographs, which prescribe permissible ingredients and appropriate labeling language. In addition, either the Company or its supplier must register and file annual drug listing information with the FDA. Because the FDA could take the position that claims made with respect to any product of the Company fall within an OTC monograph, the regulatory status of some of the Company's products is or could become unclear. If any enforcement were undertaken, the Company could be required to relabel or reformulate such products, which the Company believes it could do without any material adverse effect on the Company or the sale of such products.

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

The FTC, which exercises jurisdiction over the advertising of all the Company's products, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which are utilized by the Company. While the Company has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question the Company's advertising or other operations in the future.

In certain countries, the Company may also be affected by regulations applicable to the activities of its distributors because in some countries the Company is, or regulators may assert that the Company is, responsible for its distributors' conduct, or such regulators may request or require that the Company take steps to ensure its distributors' compliance with regulations. The types of regulated conduct include, among other things, representations concerning the Company's products, income representations made by the Company and/or distributors, public media advertisements (which in foreign markets may require prior approval by regulators) and sales of products in markets in which such products have not been approved, licensed or certified for sale. In certain markets, it is possible that improper product claims by distributors could result in the Company's products being reviewed or re-reviewed by regulatory authorities and, as a result, being classified or placed into another category to which stricter regulations are applicable. In addition, certain labeling changes might be required.

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

The Company is unable to predict the nature of any future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

NETWORK MARKETING SYSTEM. The Company's network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers (as opposed to other distributors) and that advancement within such organizations be based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn royalties on sales generated by distributors that were not directly sponsored by the distributor. Where required by law, the Company obtains regulatory approval of its network marketing system or, where such approval is not required, the favorable opinion of local counsel as to regulatory compliance. However, the Company remains subject to the risk that, in one or more of its markets, its marketing system could be found not to be in compliance with applicable regulations. Failure by the Company to comply with these regulations could have a material adverse effect on the Company in a particular market or in general. See "--Product Distribution."

The Company is also subject to the risk of challenges to the legality of its network marketing system. For example, in WEBSTER V. OMNITRITION INTERNATIONAL, INC., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. ("Omnitrition") was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. The Company believes that its network marketing system would not be classified as an illegal marketing system under the standards set forth in the OMNITRITION case and other applicable statutes and caselaw, in part based upon significant differences between the Company's marketing system and that described in the OMNITRITION case. Further, it is an ongoing part of the Company's business to monitor and respond to regulatory and legal developments, including those that may affect its network marketing system. However, the regulatory requirements concerning network marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to the Company's network marketing system could have a material adverse effect on the Company. Among other things, such a determination could require the Company to make modifications to its network marketing system, result in negative publicity or have a negative impact on distributor morale. In addition, further adverse rulings by the courts in the OMNITRITION litigation or other similar litigation could have a material adverse effect on the Company, even if the Company's network marketing system is not itself challenged.

TRANSFER PRICING AND SIMILAR REGULATIONS. In many foreign countries, the Company is subject to transfer pricing regulations, restrictions on management fees charged by the Company to its local subsidiary and similar regulations and restrictions designed to ensure that appropriate levels of income are reported as earned by the local subsidiary and taxed by the foreign governmental authorities. In addition, the Company's operations in foreign countries are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of the Company's products.

While the Company believes it is in compliance with all applicable regulations and restrictions, it is subject to the risk that governmental authorities could audit its transfer pricing and related practices and assert that additional taxes are owed. For example, the Company is currently subject to pending audits or proposed assessments in a number of foreign jurisdictions, including Italy, France and Germany, involving transfer pricing issues, income taxes, value added taxes, withholding taxes and related interest and penalties. In certain circumstances, additional taxes, interest and penalties have been assessed, and the Company will be required to litigate to reverse the assessments. In most instances, the Company and its tax advisors believe that the Company has substantial defenses, and the Company is vigorously contesting all material outstanding assessments.

In the event that such audits or assessments are concluded adversely to the Company, the Company believes that it could generally offset or mitigate the consolidated effect of foreign taxes required to be paid through the use of U.S. foreign tax credits. However, depending upon the years at issue, the Company might not be able to amend prior U.S. tax returns to obtain the benefit of such credits. Furthermore, to the extent that the Company's operations in high tax jurisdictions such as Japan grow disproportionately relative to the balance of Company's operations, the Company may be unable to fully utilize its foreign tax credits in the U.S., which could, accordingly, result in the Company paying a higher overall effective tax rate on its worldwide operations. Because the laws and regulations governing U.S. foreign tax credits are complex and depend, among other things, on tax treaties with foreign nations in addition to U.S. tax laws, there can be no assurance that the Company would in fact be able to take advantage of any tax credits.

OTHER REGULATIONS. The Company is also subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments and value added taxes, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, the Company is substantially restricted in the amount and types of rules and termination criteria that it can impose on distributors without causing social security assessments to be payable by the Company on behalf of such distributors and without incurring severance obligations to terminated distributors. In some countries, the Company may be subject to such obligations in any event.

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

COMPLIANCE PROCEDURES. As indicated above, the Company, its products and its network marketing system are subject, both directly and indirectly through distributors' conduct, to numerous federal, state and local regulations both in the United States and foreign markets. Beginning in 1985, the Company began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In its manuals, seminars and other training programs and materials, the Company emphasizes that distributors are prohibited from making therapeutic claims for the Company's products.

The Company's general policy regarding acceptance of distributor applications from individuals who do not reside in one of the Company's markets is to refuse to accept such individual's distributor application. From time to time, exceptions to the policy are made on a country-by-country basis.

In order to comply with regulations that apply to both the Company and its distributors, the Company conducts considerable research into the applicable regulatory framework (typically, with the assistance of local legal counsel and other representatives) prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on the Company's operations in that market. The Company devotes substantial resources to obtaining such licenses and approvals and bringing its operations into compliance with such limitations. The Company also researches laws applicable to distributor operations and revises or alters its distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing and distributing the Company's products and similar matters, as required by applicable regulations in each market. However, the Company is not able to monitor its supervisors and distributors effectively to ensure that they refrain from distributing the Company's products in countries where the Company has not commenced operations, and the Company does not devote significant resources to such monitoring.

In addition, regulations in existing and new markets are often ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when the Company believes that it and its distributors are in compliance with all applicable regulations, new regulations are regularly being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which the Company is subject may be influenced by public attention directed at the Company, its products or its network marketing system, so that extensive adverse publicity about the Company, its products or its network marketing system may result in increased regulatory scrutiny.

It is an ongoing part of the Company's business to anticipate and respond to such new and changing regulations and make corresponding changes in the Company's operations to the extent practicable. In furtherance of these efforts, in 1994 the Company formed its Government Relations Group, currently consisting of eight employees, and in 1995 created the position of Chief International Counsel. These employees seek to establish relationships with regulators and community leaders in both new and existing markets and strive to ensure that the Company's products and network marketing system comply with regulatory requirements. However, while the Company devotes considerable resources to maintaining its compliance with regulatory constraints in each of its markets, there can be no assurance that the Company would be found to be in full compliance with applicable regulations in all of its markets at any given time or that the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that the Company's operations are not in full compliance. Such assertions or the effect of adverse regulations in one market could negatively affect the Company in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. Such assertions could have a material adverse effect on the Company in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in the Company's operations that would be necessitated to maintain compliance, such changes could result in the Company experiencing a material reduction in sales in such market or determining to exit such market altogether. In such event, the Company would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets, but there can be no assurance that such transition would not have an adverse effect on the Company's business and results of operations either in the short or long term.

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

COMPETITION

The Company is subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, food and dietary supplements and personal care products, as well as other types of products. Some of the Company's competitors are substantially larger and have available considerably greater financial resources than the Company. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors through an attractive compensation plan and other incentives. The Company believes that its production bonus program, international sponsorship program and other compensation and incentive programs provide its distributors with significant earning potential. However, there can be no assurance that the Company's programs for recruitment and retention of distributors will be successful.

In addition, the business of marketing weight management, food and dietary supplement and personal care products is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products or weight management plans (including various prescription drugs) that may rapidly capture a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction of new products.

EMPLOYEES

As of December 31, 1995 and 1996, the Company had 1,060 and 1,180 full-time employees, respectively. These numbers do not include the Company's distributors, who are generally independent contractors rather than employees of the Company. The Company considers its employee relationships to be satisfactory. Except for certain employees in Mexico, none of the Company's employees is a member of any labor union, and the Company has never experienced any business interruption as a result of any labor disputes.

ITEM 2. PROPERTIES

The Company leases all of its physical properties located in the United States. The Company's executive offices, re-located to Century City, California in February 1996, include approximately 81,000 square feet of general office space under a lease that expires in January 2006. The Company leases an aggregate of approximately 78,000 square feet of office space, computer facilities and conference rooms at the Operations Center in Inglewood, California, under a lease that expires in October 2006, and approximately 146,000 square feet of warehouse space in two separate facilities located in Los Angeles and Memphis. The Los Angeles and Memphis agreements have terms through May 2001 and August 2006, respectively. The Company also leases warehouse and office space in a majority of its other geographic areas of operations. The Company believes that its existing facilities are adequate to meet its current requirements and that comparable space is readily available at each of these locations.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time engaged in routine litigation incident to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for such litigation matters. The Company believes that no litigation currently pending against it will have a material adverse effect on its consolidated financial position and results of operations. See "Regulation--Transfer Pricing and Similar Regulations" for a discussion of certain pending tax matters.

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


                                  BID/CLOSING PRICES*
                                  -------------------
                                  HIGH           LOW
                                  ----           ---
1995
  First Quarter                 $17 3/4        $10 1/4
  Second Quarter                 13 1/4         10 1/8
  Third Quarter                  15 1/2          9 3/4
  Fourth Quarter                  9 7/8          6 3/4

1996
  First Quarter                 $12            $9  3/8
  Second Quarter                 16 1/4         10 1/8
  Third Quarter                  15 7/8         12 5/8
  Fourth Quarter                 32 5/8         15 3/4

___________
*The bid/closing prices in the table were taken from a written summary provided to the Company by NASDAQ. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At February 28, 1997, 30,230,738 shares of the Company's Common Stock were issued and outstanding, and were held by 1,114 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below for each of the years in the five-year period ended December 31, 1996 are derived from the audited consolidated financial statements of the Company. The selected financial and operating data should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and related notes.




                                                        YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------
                                    1992           1993           1994           1995           1996
                                    ----           ----           ----           ----           ----
                                    (In thousands of dollars, except per share & other data amounts)

OPERATIONS:
Retail sales                        $405,092       $693,015       $884,058       $923,644     $1,200,144
Less-Distributor allowances on
 product purchases                   190,669        328,270        417,177        434,640        568,209
                                  ----------     ----------     ----------     ----------     ----------
Net Sales                            214,423        364,745        466,881        489,004        631,935
Cost of sales                         63,138        103,834        130,707        143,557        168,432
Royalty overrides                     60,851        107,381        125,820        138,940        184,669
Marketing, distribution and
 administrative expenses              59,583         88,918        139,629        176,046        210,087
Restructuring Expenses                                                              2,300
Interest income-net                      689          1,729          2,919          3,404          4,084
                                  ----------     ----------     ----------     ----------     ----------
Income before income taxes            31,540         66,341         73,644         31,565         72,831
Income taxes                          11,464         25,160         27,616         11,837         28,040
                                  ----------     ----------     ----------     ----------     ----------
Net income                           $20,076        $41,181        $46,028        $19,728        $44,791
                                  ----------     ----------     ----------     ----------     ----------
                                  ----------     ----------     ----------     ----------     ----------
SHARE DATA:
Earnings per share:
   Primary                             $0.79          $1.47          $1.50          $0.65          $1.43
   Fully-diluted                       $0.74          $1.47          $1.50          $0.65          $1.38
Cash dividends per common share        $0.15          $0.49          $0.80          $0.74          $0.60

FINANCIAL CONDITION:
Working capital                      $18,732        $72,723        $89,825        $85,126       $109,662
Total assets                          61,089        130,820        174,057        207,690        269,114
Long term obligations                  1,045            994          1,014          1,779          2,306
Stockholders' equity                  23,913         81,202        109,815        109,530        138,468

OTHER DATA:
Number of Countries                       15             16             24             32             34


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS AND OUTLOOK

The Company utilizes a worldwide network marketing system to market weight management products, food and dietary supplements and personal care products. As of December 31, 1996, the Company conducted business in 34 countries located throughout The Americas, Europe and Asia/Pacific Rim.

The Company has reported increased annual retail sales and net sales in each year since 1988 and has reported profits for each year since 1990. See "--Presentation of Retail Sales." In the last five years, retail sales increased from $405.1 million in 1992 to $1,200.1 million in 1996, representing a compound annual growth rate of 31.2%, and net income increased from $20.1 million in 1992 to $44.8 million in 1996, representing a compound annual growth rate of 22.2%. In 1996, retail sales and net income increased by $276.5 million or 29.9% and $25.1 million or 127.0%, respectively, compared to 1995. The increase was primarily due to an expansion of operations into Japan, Russia and Brazil.










The Company markets its products globally. For 1996, 76.7% of retail sales were attributable to markets located outside of the United States. The following summarizes the Company's retail sales by region for the time periods indicated.




                                                                                 NUMBER OF
                                                                                 COUNTRIES
                                                                                   OPEN
                                                                                   AS OF
                                                    YEAR ENDED DECEMBER 31,       12/31/96
                                          --------------------------------------  --------
                                           1993      1994       1995     1996
                                          --------  --------   -------- --------
                                                    (DOLLAR AMOUNTS IN MILLIONS)
The Americas . . . . . . . . . . . . .     $273.9    $354.3    $406.2    $390.0         7
Europe . . . . . . . . . . . . . . . .      391.5     473.2     373.9     431.3        20
Asia/Pacific Rim . . . . . . . . . . .       27.6      56.5     143.5     378.8         7
                                          --------  --------  --------  -------- --------
   Total Retail Sales. . . . . . . . .     $693.0    $884.0    $923.6  $1,200.1        34
                                          --------  --------  --------  --------  --------
                                          --------  --------  --------  --------  --------



In 1996, a relatively small number of countries accounted for a large proportion of the $276.5 million increase in retail sales. Of the 34 countries in which the Company operated during 1996, 14 countries experienced an aggregate increase in retail sales of $480.4 million as compared with 1995. Japan, Russia and Brazil accounted for 82.0% of this increase. The growth in these 14 countries was offset by a $203.9 million aggregate decrease in retail sales in the remaining 20 countries in which the Company operated. As part of its growth strategy, management has recently implemented a plan to revitalize sales in countries where the Company has experienced a loss of retail sales. See "Business--Growth Strategy." The concentration of increased retail sales in a small number of countries is expected to make the Company's earnings in future periods more susceptible to various risks relating to dependency on foreign operations.

Subsequent to commencement of operations in 1980, the Company's network of independent distributors has grown substantially to include 115,000 supervisors as of February 28, 1997 and a much larger number of distributors. Although the number of supervisors continued to grow during 1996, the Company has experienced a decline in the addition of new supervisors during certain periods in 1996 in several of its major markets. The addition of new supervisors declined in Japan and Russia over the course of the three months ended December 31, 1996 and in Brazil over the course of the nine months ended September 30, 1996 (with a moderate increase in Brazil during the fourth quarter of 1996), and sales of distributor kits declined in Russia over the course of the three months ended December 31, 1996 and in Brazil over the course of 1996. Furthermore, despite the substantial growth in Japan, Russia and Brazil in 1996, the rate of growth of retail sales declined in Japan and Russia over the course of the three months ended December 31, 1996, and retail sales generally declined in Brazil over the course of the year ended December 31, 1996.

PRESENTATION OF RETAIL SALES

Throughout this report "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales", and the Company does not monitor the actual retail prices charged for the Company's products. "Net sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts (referred to as "distributor allowances"), which total approximately 50% of suggested retail sales prices. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company's "gross profit" consists of net sales less (i) "cost of sales," consisting of the prices paid by the Company to its manufacturers for products and costs related to product shipments, foreign duties and tariffs and similar expenses, and (ii) "royalty overrides," currently consisting of (a) royalties (5% to 15%) and bonuses (up to 6%) on the suggested retail sales prices of products earned by qualifying distributors on the sales of other distributors within their distributor organizations, and (b) the President's Team Bonus payable to certain of the Company's most senior distributors in the aggregate amount of up to an additional 1% of product retail sales. Royalty overrides as reported in the Consolidated Statements of Income are net of a handling fee (6% of retail sales effective April 1, 1994, previously 5%) charged by the Company to its distributors on purchases of products from the Company. The Company's "income from operations" consists of income before interest income and income taxes.

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

1996 COMPARED TO 1995

Retail sales increased 29.9% to $1,200.1 million in 1996 from $923.6 million in 1995. The increase was primarily due to the year to year aggregate sales growth of $480.4 million in 14 countries (including two countries which opened in 1996): 82.0% of this increase was derived from sales in three countries: Japan, Russia and Brazil. This increase was partially offset by an aggregate $203.9 million sales decline in the remaining 20 countries in which the Company operates.

Regionally, retail sales for 1996 as compared to 1995 increased 164.0% in Asia/Pacific Rim, 15.4% in Europe and declined 4.0% in The Americas. In Asia/Pacific Rim, combined retail sales of $378.8 million increased by $235.3 million compared with 1995. The increase was due to a significant growth in sales in Japan which contributed retail sales of $311.1 million in 1996 as compared to $81.7 million in 1995. The increase in sales in Japan is in part attributable to the introduction of new products and expansion of existing product lines and the growth in the distributor network in Japan. In Europe, combined retail sales for 1996 of $431.3 million increased by $57.4 million compared to 1995. This increase was due to a full year operation in Russia which opened during 1995 and contributed retail sales of $142.1 million in 1996 as compared to $29.6 million in 1995. The most significant decline in Europe was in Germany with 1996 retail sales of $54.3 million compared to $115.6 million in 1995. The decrease was due in part to the July 1995 suspension of sales of Thermojetics-Registered Trademark- Instant Herbal Beverage in that country and the adverse publicity stemming from the suspension.

In The Americas, combined retail sales in 1996 of $390.0 million decreased by $16.2 million as compared to 1995. The decrease was due to a decline in sales in the United States and several South American countries, partially offset by Brazil which opened in the fourth quarter of 1995. The reduction in U.S. retail sales is attributable in part to the Company's commencement of operations in Brazil and the continuing effect of the commencement of operations in Russia in July 1995. The Company is aware that, prior to the opening of Brazil and Russia, some retail sales in the U.S. were for products purchased in the U.S. but re-directed to Brazil or Russia by distributors. The Company expects that U.S. retail sales may continue to be impacted as the expansion of operations into international markets continues.

The Company's gross profit increased to $278.8 million for 1996 from $206.5 million in 1995. As a percentage of retail sales, the gross profit was 23.2% in 1996 as compared with 22.4% in 1995. This is primarily attributable to higher sales in Japan where the gross profit is higher due to higher retail selling prices.

Marketing, distribution and administrative expenses for 1996 increased to $210.1 million from $176.0 million in 1995. As a percentage of retail sales, these expenses were 17.5% in 1996 as compared to 19.1% in 1995. The increase in these expenses is attributable to higher in-country distribution center costs directly related to sales volume, particularly in Japan and Brazil. In addition, administrative expenses increased as a result of a continued emphasis and increased costs of strengthening government and media relations, increased compensation related to staff additions and incentive compensation awards. Such increases were partially offset by a decrease in sales promotion expenses in 1996 as compared to 1995. Foreign exchange losses were $3.0 million in 1996 as compared to losses of $2.6 million in 1995.

Income taxes of $28.0 million in 1996 increased from $11.8 million in 1995. As a percentage of income before income taxes, the income tax rate increased from 37.5% for 1995 to 38.5% for 1996. The increase is due in part to an increased proportion of profits in countries which have a higher effective tax rate.

Net income for 1996 increased to $44.8 million from $19.7 million in 1995 because of the factors discussed above.

1995 COMPARED TO 1994

Retail sales increased 4.5% to $923.6 million in 1995 from $884.1 million in 1994. Contributing to 1995 consolidated retail sales was the introduction of the first three phases of products in the Company's new line of personal care products, the Skin Survival Kit in January 1995, the fragrances, Parfums Vitessence-TM-, in April 1995 and the facial products, Nature's Mirror-TM-, in October 1995. The new products accounted for $107.4 million of consolidated retail sales in 1995. The products were introduced extensively in Europe and The Americas where they accounted for $49.2 million and $50.7 million, or 13.2% and 12.5%, of those regions' retail sales in 1995, respectively.

Regionally, retail sales in 1995 compared to 1994 increased 153.9% and 14.7% in Asia/Pacific Rim and The Americas, respectively, and decreased 21.0% in Europe. In The Americas, retail sales increased from $354.3 million in 1994 to $406.2 million in 1995. In Asia/Pacific Rim, retail sales increased from $56.5 million in 1994 to $143.5 million in 1995. In Europe, retail sales decreased from $473.2 million in 1994 to $373.9 million in 1995.

In The Americas, combined retail sales in 1995 increased $51.9 million, or 14.7%, when compared to 1994, which was due to (i) a sales increase in the U.S. of $38.6 million or 13.1% when compared to 1994, and (ii) the October 1995 opening of Brazil, which reported retail sales of $24.2 million. The increases were partly offset by a reduction in sales in Mexico resulting from devaluation of the Mexican peso and a decrease in retail sales in Argentina in part resulting from the opening of Brazil in 1995, as a result of which certain Argentina product sales were redirected to Brazil. Within The Americas, U.S. retail sales accounted for $333.6 million or 36.1% of total worldwide retail sales in 1995, compared to $295.0 million or 33.4% of total worldwide retail sales in 1994. The increase in U.S. retail sales as a percentage of worldwide retail sales resulted from increased U.S. sales and approximately constant foreign sales in 1995 as compared to 1994.

In the European region, the decrease in German sales of $43.9 million, together with sales decreases in the Czech Republic, France, Israel, Italy, Portugal, Spain and the U.K, were partially offset by sales in Belgium, Denmark, Poland and Sweden, all of which opened in the second half of 1994, and sales in Austria, Russia, South Africa and Switzerland, which opened in the second and third quarters of 1995. The decrease in sales in Germany was due in part to the suspension of sales of Thermojetics-Registered Trademark- Instant Herbal Beverage in that country in July 1995. The suspension led to an increase in product returns and distributor resignations, as well as a decline in sales of other products. In 1995, sales in France continued to be negatively impacted by an adverse business environment, including continued adverse publicity regarding certain of the Company's French distributors. See "Business--Geographic Areas of Operations." The Company believes that another significant factor affecting these markets has been the opening of other new markets within the same geographic region or with the same or similar language or cultural bases, and the inclination of some distributors to focus their attention on business opportunities provided by new markets, which can have a negative impact on existing markets.

The Asia/Pacific Rim growth was due to (i) sales increases in Japan of $63.0 million, or 335.7%, when compared to 1994, and (ii) the opening of the Philippines in December 1994 and Taiwan in July 1995, which reported combined retail sales of $17.6 million for 1995.

Gross profit decreased 1.8% to $206.5 million in 1995 from $210.4 million in 1994. As a percentage of retail sales, gross profit for 1995 decreased to 22.4% from 23.8% in 1994. The decreased gross profit was due to higher cost of sales and royalty overrides as a percentage of retail sales. The cost of sales percentage increased to 15.5% in 1995 from 14.8% in 1994. Such increase includes higher freight costs resulting from (i) redeployment of inventories to meet demand patterns and (ii) provisions made against slow moving inventory. In addition, royalty overrides as a percentage of retail sales increased to 15.0% in 1995 from 14.2% in 1994. This was the result of a modification to the marketing plan made in June 1995, which increased the royalties earned by distributors and increased bonuses payable to certain of the Company's senior distributors.

Marketing, distribution and administrative expenses increased 26.1% to $176.0 million in 1995 from $139.6 million in 1994. As a percentage of retail sales, these expenses increased to 19.1% in 1995 from 15.8% in 1994. Selling expenses increased $5.1 million, corporate expenses increased $18.6 million and distribution expenses increased $12.7 million. The increased selling expenses were instrumental in an effort to increase distributor kit sales, stimulate new distributor sponsoring rates and expand distributor training. The increase was also due to introductions of new technologies, such as International Satellite Supervisor Training and The Herbalife Broadcast Network, a home based satellite television program. The corporate expenses increased due to (i) initiatives taken in new product introductions and marketing activities, (ii) intensified government and media relations and other business related functions and
(iii) foreign exchange losses which increased $2.5 million in 1995, when compared to 1994. The increase in distribution expense was due to new country openings and facility and staff expansions in Japan and Germany.

During 1995, the Company made a detailed study of its European warehousing and distribution systems to identify possible areas of cost savings. As a result, the Company planned to make a number of changes in its European infrastructure in order to enhance operating efficiencies. In connection with this change, the Company recorded a restructuring charge of $2.3 million, primarily relating to lease termination costs. The infrastructure modifications commenced in the second half of 1996.

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

In 1996, net cash provided by operating activities was $65.4 million, compared to $77.9 million in 1995. The decrease primarily resulted from (i) reductions in advanced sales deposits primarily resulting from timing differences, (ii) non-recurring 1995 inventory reductions as compared to an increase in 1996 inventory balances related to revenue growth, (iii) higher 1996 income taxes from increased income and a non-recurring tax refund received in 1995, and (iv) comparably higher receivable balances primarily resulting from new and existing country expansion. These reductions were partially offset by increased net income from expansion into new markets and additional liquidity provided by higher accrued expense balances.

For the year ended December 31, 1995, net cash provided by operating activities was $77.9 million, compared to $14.8 million for the year ended December 31, 1994. Although net income in 1995 decreased $26.3 million when compared to 1994, net cash provided by operating activities increased by $63.0 million. This increase resulted primarily from reductions in inventories, prepaid expenses and other current assets, increases in advanced sales deposits and royalty override accruals and reduced taxable income and the timing of income tax payments.

Capital expenditures in 1996 were $15.4 million compared to $7.2 million for the prior year. The majority of the 1996 expenditures resulted from the expansion of office and distribution facilities and additional costs incurred in connection with the implementation of management information systems. Capital expenditures for the year ended December 31, 1995 were $7.2 million compared to $8.6 million for the year ended December 31, 1994. The majority of the 1995 expenditures were made to upgrade computer and office equipment and to expand facilities to support growth. In connection with its entry into each new market, the Company funds inventory requirements and, in certain markets, establishes a distributor service center and/or a distribution facility. While the capital requirements associated with entry into new markets vary, the Company estimates that approximately $7 million will be required for pre-opening expenses and capital expenditures associated with its 1997 new market expansion activities.

Stockholders' equity increased $28.9 million to $138.5 million during 1996. In 1996, net income of $44.8 million and the issuance of capital stock, including related tax benefits on non-qualified stock option exercises, of $10.3 million were partially offset by $17.8 million of dividends declared and stock repurchases of $7.5 million. Stockholders' equity decreased $0.3 million to $109.5 million at December 31, 1995 from $109.8 million at December 31, 1994. In 1995, net income of $19.7 million was offset by $22.2 million of dividends declared. The dividend in the third and fourth quarters of 1995 was reduced to $0.15 per share from $0.22 per share in the prior four quarters. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources. See "Dividend Policy."

On January 12, 1996, the Company announced that its Board of Directors had approved a share repurchase program pursuant to which up to $5 million could be expended to repurchase shares of the Company's Common Stock. On September 13, 1996, the Company announced that the Board of Directors had approved the extension of the share repurchase program, such that up to an aggregate of one million shares of the Company's Common Stock could be repurchased. As of February 28, 1997, the Company had expended $7.5 million to make repurchases of 574,500 shares in the public market.

In total, cash and cash equivalents increased to $87.5 million at December 31, 1996 compared to $69.2 million at December 31, 1995. At December 31, 1996, the Company's cash, cash equivalents and marketable securities aggregate balance was $131.0 million, which represents an $26.8 million increase from the balance as of December 31, 1995.

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are generally made in U.S. dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on the Company. The Company is authorized to enter into forward exchange contracts of up to $10 million to manage its foreign exchange risk. Foreign exchange transaction losses were $0.1 million, $2.6 million and $3.0 million in the years ended December 31, 1994, 1995 and 1996, respectively.

For a discussion of certain contingencies that may impact liquidity and capital resources, see "Note 9, Contingencies," in the Company's consolidated financial statements included herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the Report thereon of Deloitte & Touche LLP, independent auditors, are included elsewhere herein on pages 31 through 48.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 10 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Item 12 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1996.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

         1. FINANCIAL STATEMENTS

         The following financial statements of the Company are filed with this report and can be found on the pages indicated below:


---------------------------------------------------------------------------------------------------------------------------------
Description                                                                                                             Page No.
---------------------------------------------------------------------------------------------------------------------------------
Independent Auditors' Report
Consolidated Balance Sheets - December 31, 1995 and 1996
Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1994, 1995, and 1996
Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995, and 1996
Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------------------

         2. FINANCIAL STATEMENT SCHEDULES

               None.

         3. EXHIBITS

---------------------------------------------------------------------------------------------------------------------------------
Exhibit Number   Description                                                                                Page No./(Footnote)
---------------------------------------------------------------------------------------------------------------------------------
3.1              Articles of Incorporation                                                                           (2)
3.2              Articles of Amendment to the Articles of Incorporation dated December 10, 1986                      (2)
3.3              Articles of Amendment to the Articles of Incorporation dated November 22,
                 1989                                                                                                (2)
3.4              Certificate of Determination relating to the Company's Senior Convertible
                 Preferred Stock dated February 11, 1993                                                             (7)
3.5              Certificate of Amendment to Articles of Incorporation dated May 14, 1993                            (7)
3.6              Amended and Restated Bylaws                                                                         (7)
4.1              Form of Common Stock Certificate                                                                    (7)
10.1             Agreement between Herbalife International of America, Inc. and D&F
                 Industries, Inc. dated May 12, 1993                                                                 (7)
10.2             Agreement between Herbalife International of America, Inc. and Raven
                 Industries, Inc. dated May 12, 1993                                                                 (7)
10.3             Agreement between Herbalife International of America, Inc. and Dynamic
                 Products, Inc. dated May 12, 1993                                                                   (7)
10.4             Master Lease between the Company and Trizec Properties, Inc. dated July 17,
                 1991                                                                                                (4)
10.5             Equipment Lease Agreement between the Company and Hewlett Packard dated
                 May 21, 1992                                                                                        (5)
10.6             Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife
                 International, Inc. et al., Case No. 92767 in the Superior Court of the State of
                 California for the County of Santa Cruz                                                             (1)
10.7             The Company's 1988 Incentive Plan                                                                   (1)
10.8             The Company's 1991 Stock Option Plan, as amended                                                 (6), (12)
10.9             The Company's Executive Incentive Compensation Plan, as amended                                  (7), (12)
10.10            Form of Individual Participation Agreement relating to the Company's Executive
                 Compensation Plan                                                                                   (7)




---------------------------------------------------------------------------------------------------------------------------------
Exhibit Number   Description                                                                                Page No./(Footnote)
---------------------------------------------------------------------------------------------------------------------------------

10.11            Amendment to Employment Agreement between the Company and David
                 Addis dated June 29, 1993                                                                           (7)
10.12            Form of Letter Agreement between the Compensation Committee of the Board
                 of Directors of the Company and Mark Hughes                                                         (7)
10.13            Form of Indemnity Agreement between the Company and certain officers and
                 directors of the Company                                                                            (7)
10.14            Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers
                 and directors of the Company                                                                        (7)
10.15            Form of Stock Appreciation Rights Agreement between the Company and
                 certain directors of the Company                                                                    (7)
10.16            1994 Performance Based Annual Incentive Compensation Plan                                        (9), (12)
10.17            Form of Promissory Note for Advances under the Company's 1994 Performance
                 Based Annual Incentive Compensation Plan                                                            (10)
10.18            Employment Agreement between the Company and Chris Pair dated April 3, 1994                         (8)
10.19            Deferred Compensation Agreement between the Company and Michael Rosen                               (10)
10.20            Office lease agreement between the Company and State Teacher's Retirement
                 System, dated July 20, 1995                                                                         (11)
10.21            Form of stock appreciation rights agreements between the Company and certain
                 directors of the Company                                                                            (11)
10.22            The Company's Senior Executive Deferred Compensation Plan, effective January
                 1, 1996                                                                                             (11)
10.23            The Company's Management Deferred Compensation Plan, effective January 1,
                 1996                                                                                                (11)
10.24            Master Trust Agreement between the company and Imperial Trust Company,
                 Inc., effective January 1, 1996                                                                     (11)
10.25            The Company's 401K Plan                                                                             (11)
10.26            Agreement Concerning Share Allocation Plan for Specific Directors of Herbalife
                 of Japan K.K. dated December 30, 1996.                                                              (13)
10.27            Consulting Agreement between David Addis and Herbalife of America, Inc.
                 Dated January 27, 1997.                                                                             (13)
21               List of subsidiaries of the Company                                                                 (13)
23.1             Independent Auditors' Consent                                                                       (13)
27               Financial Data Schedule                                                                             (13)
---------------------------------------------------------------------------------------------------------------------------------



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

        (12) Incorporated by reference to the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

        (13)  Filed herewith.

(b) REPORTS ON FORM 8-K:

    None.

(c) OTHER EXHIBITS:

    See "Item 14(a)3. Exhibits."

(d) OTHER FINANCIAL STATEMENT SCHEDULES:

    None.

                             INDEPENDENT AUDITORS' REPORT





To the Stockholders of Herbalife International, Inc.:

We have audited the accompanying consolidated balance sheets of Herbalife International, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbalife International, Inc. and subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Los Angeles, California
February 14, 1997

                             CONSOLIDATED BALANCE SHEETS

                              DECEMBER 31, 1995 AND 1996


                                        ASSETS



                                                               NOTES        1995             1996
                                                           -----------  ---------------  ---------------
CURRENT ASSETS:
Cash and cash equivalents                                       2,4         $69,176,000      $87,481,000
Marketable securities                                            2           35,050,000       43,558,000
Receivables, including related parties                           7           18,617,000       29,258,000
Inventories                                                     2,3          40,904,000       46,204,000
Prepaid income taxes                                                          1,457,000        1,821,000
Prepaid expenses and other current assets                        2            5,763,000        5,243,000
Deferred income taxes                                           2,12          7,818,000       15,882,000
                                                                        ---------------  ---------------
Total current assets                                                        178,785,000      229,447,000
                                                                        ---------------  ---------------

PROPERTY - AT COST:                                             2,5
Furniture and fixtures                                                        9,402,000       10,870,000
Equipment                                                                    16,399,000       23,271,000
Leasehold improvements and building                                          13,836,000       18,236,000
                                                                        ---------------  ---------------
                                                                             39,637,000       52,377,000
Less accumulated depreciation and amortization                             (23,036,000)     (27,404,000)
                                                                        ---------------  ---------------
                                                                             16,601,000       24,973,000
                                                                        ---------------  ---------------
OTHER ASSETS                                                                  8,500,000       11,062,000

GOODWILL(NET OF ACCUMULATED AMORTIZATION OF $1,083,000
AND $1,255,000  IN 1995 AND 1996,RESPECTIVELY)                   2            3,804,000        3,632,000
                                                                        ---------------  ---------------

TOTAL                                                                      $207,690,000    $269,114,000
                                                                        ---------------  ---------------
                                                                        ---------------  ---------------

           See the accompanying notes to consolidated financial statements

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                Notes        1995             1996
                                                            -----------  ---------------  ---------------
CURRENT LIABILITIES:
Accounts payable                                                7           $18,667,000      $17,287,000
Royalty overrides                                               2            32,366,000       42,676,000
Accrued expenses                                                             17,275,000       35,960,000
Dividends payable                                               9             4,542,000        4,453,000
Current portion of contracts payable and bank loans             4, 5          1,185,000        2,493,000
Advance sales deposits                                          2            16,572,000        9,045,000
Income taxes payable                                            12            3,052,000        7,871,000
                                                                        ---------------  ---------------
Total current liabilities                                                    93,659,000      119,785,000

NON-CURRENT LIABILITIES
Contracts payable, net of current portion                       4,5           1,779,000        2,306,000
Deferred Income Taxes                                           2,12          2,722,000        1,103,000
Other Non-Current Liabilities and Deferred Credits               7                             6,780,000
                                                                        ---------------  ---------------
Total Liabilities                                                            98,160,000      129,974,000
                                                                        ---------------  ---------------

MINORITY INTEREST                                               2,7                              672,000
                                                                        ---------------  ---------------

COMMITMENTS AND CONTINGENCIES                                   5,9

STOCKHOLDERS EQUITY                                             10
Common Stock, $0.01 par value; authorized 100,000,000 shares, issued 29,887,864 (1995) and  30,205,338 (1996) shares
                                                                                300,000          302,000
Paid-in capital in excess of par value                                       40,417,000       43,258,000
Retained earnings, includes cumulative translation adjustment of
$1,194,000 (1995) and $(981,000) (1996)                                      70,517,000       95,353,000
Unearned compensation                                            10         (1,716,000)        (412,000)
Unrealized gain(loss) on marketable securities                   2               12,000         (33,000)
                                                                        ---------------  ---------------
Total stockholders' equity                                                  109,530,000      138,468,000
                                                                        ---------------  ---------------

TOTAL                                                                      $207,690,000     $269,114,000
                                                                        ---------------  ---------------
                                                                        ---------------  ---------------



        See the accompanying notes to consolidated financial statements

                        HERBALIFE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                 Notes          1994             1995             1996
                                                                 -----      ------------     ------------   --------------
Retail sales                                                      2        $884,058,000     $923,644,000   $1,200,144,000

Less - Distributor allowances on product purchases                2         417,177,000      434,640,000      568,209,000
                                                                          -------------    -------------    -------------
Net sales                                                         2         466,881,000      489,004,000      631,935,000

Cost of sales, includes purchases from related
parties of $47,569,000 (1994), $29,340,000 (1995) and
$56,374,000 (1996)                                                7         130,707,000      143,557,000      168,432,000

Royalty overrides                                                 2         125,820,000      138,940,000      184,669,000

Marketing, distribution and administrative expenses             5,6,7       139,629,000      176,046,000      210,087,000

Restructuring expense                                             8                            2,300,000

Interest income - net                                                         2,919,000        3,404,000        4,084,000
                                                                          -------------    -------------    -------------
Income before income taxes                                                   73,644,000       31,565,000       72,831,000

Income taxes                                                    2,9,12       27,616,000       11,837,000       28,040,000
                                                                          -------------    -------------    -------------
NET INCOME                                                                  $46,028,000      $19,728,000      $44,791,000
                                                                          -------------    -------------    -------------
                                                                          -------------    -------------    -------------
WEIGHTED AVERAGE SHARES OUTSTANDING
  Primary                                                                    30,768,000       30,313,000       31,379,000
                                                                          -------------    -------------    -------------
                                                                          -------------    -------------    -------------
  Fully diluted                                                              30,768,000       30,354,000       32,474,000
                                                                          -------------    -------------    -------------
                                                                          -------------    -------------    -------------

EARNINGS PER SHARE                                               2,10
  Primary                                                                         $1.50            $0.65            $1.43
                                                                          -------------    -------------    -------------
                                                                          -------------    -------------    -------------
  Fully diluted                                                                   $1.50            $0.65            $1.38
                                                                          -------------    -------------    -------------
                                                                          -------------    -------------    -------------
CASH DIVIDENDS PER COMMON SHARE                                                   $0.80            $0.74            $0.60
                                                                          -------------    -------------    -------------
                                                                          -------------    -------------    -------------


               See the accompanying notes to consolidated financial statements

                            HERBALIFE INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996


                                                                    Common        Paid in Capital        Retained     Cumulative
                                                                    Stock         in Excess of Par       Earnings     Translation
                                                                                  Value                               Adjustment
                                                                  --------        -----------------   -----------     -----------
Balance at December 31, 1993                                      $295,000              $37,387,000   $49,751,000       ($749,000)

Treasury Stock Retired                                              (1,000)                (986,000)
Issuance of Stock to Outside Firm                                    1,000                1,313,000
Issuance of 518,000 shares of Common Stock under
the 1991 Stock Option Plan                                           5,000                   35,000
Additional capital from tax benefit of 1991 Stock Option Plan
   and vesting of employee restricted stock                                               3,368,000
Amortization of unearned compensation
Net income                                                                                             46,028,000
Translation adjustments                                                                                                   999,000
Unrealized loss on Marketable Securities
Cash Dividends Declared                                                                               (23,995,000)

                                                                  --------        -----------------   -----------     -----------
Balance at December 31, 1994                                      $300,000              $41,117,000   $71,784,000        $250,000

Issuance of 42,000 shares of Common Stock under the
   1991 Stock Option Plan                                            1,000                   92,000
Retire 7,090 Shares of Common Stock                                                         (89,000)
Additional capital from tax benefit of 1991 Stock Option Plan and
   vesting of employee restricted stock                                                     275,000
Amortization of unearned compensation
Cancellation of 135,000 shares of restricted stocks                 (1,000)                (978,000)
Net income                                                                                             19,728,000
Translation adjustments                                                                                                   944,000
Unrealized gain on Marketable Securities
Cash Dividends Declared                                                                               (22,189,000)

                                                                  --------        -----------------   -----------     -----------
Balance at December 31, 1995                                      $300,000              $40,417,000   $69,323,000      $1,194,000

Issuance of 839,000 shares of Common Stock under the
1991 Stock Option Plan                                               8,000                4,721,000
Issuance of Common Stock under 1994 Incentive
  Compensation Plan                                                                       1,307,000
Additional capital from tax benefit of 1991 Stock Option Plan                             4,284,000
Repurchase of 574,500 Shares of Common Stock                        (6,000)              (7,471,000)
Amortization of unearned compensation
Net income                                                                                             44,791,000
Translation adjustments                                                                                                (2,175,000)
Unrealized loss on Marketable Securities
Cash Dividends Declared                                                                               (17,780,000)


                                                                  --------        -----------------   -----------     -----------
Balance at December 31, 1996                                      $302,000              $43,258,000   $96,334,000       ($981,000)
                                                                  --------        -----------------   -----------     -----------
                                                                  --------        -----------------   -----------     -----------

                                                                 Treasury Stock        Unearned       Unrealized    Total
                                                                                       Compensation   Loss on       Stockholders'
                                                                                                      Marketable    Equity
                                                                                                      Securities
                                                                 --------------        ------------   -----------   -------------
Balance at December 31, 1993                                          ($987,000)        ($4,495,000)                  $81,202,000

Treasury Stock Retired                                                  987,000
Issuance of Stock to Outside Firm                                                                                       1,314,000
Issuance of 518,000 shares of Common Stock under
   the 1991 Stock Option Plan                                                                                              40,000
Additional capital from tax benefit of 1991 Stock
Option Plan and vesting of employee restricted stock                                                                    3,368,000
Amortization of unearned compensation                                                     1,131,000                     1,131,000
Net income                                                                                                             46,028,000
Translation adjustments                                                                                                   999,000
Unrealized loss on Marketable Securities                                                                 (272,000)       (272,000)
Cash Dividends Declared                                                                                               (23,995,000)
                                                                 --------------        ------------   -----------   -------------
Balance at December 31, 1994                                                            ($3,364,000)    ($272,000)   $109,815,000
                                                                 --------------
                                                                 --------------
Issuance of 42,000 shares of Common Stock under
   the 1991 Stock Option Plan                                                                                              93,000
Retire 7,090 Shares of Common Stock                                                                                       (89,000)
Additional capital from tax benefit of 1991 Stock
Option Plan and vesting of employee restricted stock                                                                      275,000
Amortization of unearned compensation                                                       805,000                       805,000
Cancellation of 135,000 shares of restricted stocks                                         843,000                      (136,000)
Net income                                                                                                             19,728,000
Translation adjustments                                                                                                   944,000
Unrealized gain on Marketable Securities                                                                  284,000         284,000
Cash Dividends Declared                                                                                               (22,189,000)

                                                                                       ------------   -----------   -------------
Balance at December 31, 1995                                                            ($1,716,000)      $12,000    $109,530,000

Issuance of 839,000 shares of Common Stock under
   the 1991 Stock Option Plan                                                                                           4,729,000
Issuance of Common Stock under 1994 Incentive
Compensation Plan                                                                                                       1,307,000
Additional capital from tax benefit of 1991 Stock Option Plan                                                           4,284,000
Repurchase of 574,500 Shares of Common Stock                                                                           (7,477,000)
Amortization of unearned compensation                                                     1,304,000                     1,304,000
Net income                                                                                                             44,791,000
Translation adjustments                                                                                                (2,175,000)
Unrealized loss on Marketable Securities                                                                  (45,000)        (45,000)
Cash Dividends Declared                                                                                               (17,780,000)
                                                                                       ------------   -----------   -------------
Balance at December 31, 1996                                                              ($412,000)     ($33,000)   $138,468,000
                                                                                       ------------   -----------   -------------
                                                                                       ------------   -----------   -------------



           See the accompanying notes to consolidated financial statements

                            HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR  THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                                                         1994          1995            1996
                                                                    -----------   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $46,028,000   $19,728,000     $44,791,000
Adjustments to reconcile net income to net cash
provided by operating activities:

  Depreciation and amortization                                       3,458,000     8,104,000      10,557,000
  Deferred income taxes                                              (5,125,000)    5,775,000      (9,683,000)
  Amortization of unearned compensation                               1,131,000       805,000       1,304,000
  Stock Grant                                                                                       2,497,000
  Foreign exchange gain                                              (1,105,000)   (1,112,000)       (368,000)
  Other                                                                  12,000       149,000         256,000
Changes in operating assets and liabilities:
  Receivables                                                        (6,726,000)   (4,968,000)    (10,377,000)
  Inventories                                                       (26,186,000)   10,903,000      (7,454,000)
  Prepaid expenses and other current assets                          (4,577,000)    4,881,000      (1,388,000)
  Other assets                                                       (5,436,000)   (5,909,000)       (658,000)
  Accounts payable                                                    6,106,000     1,740,000        (466,000)
  Royalty overrides                                                    (581,000)    9,154,000      11,335,000
  Accrued expenses                                                    6,821,000     7,495,000      20,065,000
  Advance sales deposits                                              1,357,000    12,640,000      (6,790,000)
  Income taxes payable                                                 (332,000)    8,486,000      11,802,000
                                                                    -----------   -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            14,845,000    77,871,000      65,423,000
                                                                    -----------   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property                                              (8,648,000)   (7,243,000)    (15,401,000)
  Proceeds from sale of property                                        143,000       462,000         549,000
  Changes in marketable securities                                   (1,475,000)   (9,937,000)     (8,553,000)
  Notes receivable from related parties                              (3,815,000)
                                                                    -----------   -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                               (13,795,000)  (16,718,000)    (23,405,000)
                                                                    -----------   -----------     -----------



CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to bank loans and contracts payable                                                     1,219,000
  Principal payments on bank loans and contracts payable               (457,000)   (1,433,000)     (1,619,000)
  Exercise of stock options, net of stock repurchases                   236,000         3,000       4,729,000
  Treasury Stock acquired                                                                          (7,477,000)
  Dividends paid                                                    (22,646,000)  (24,240,000)    (17,869,000)
  Other                                                                (215,000)        9,000          (6,000)
                                                                    -----------   -----------     -----------
NET CASH USED IN FINANCING ACTIVITIES                               (23,082,000)  (25,661,000)    (21,023,000)
                                                                    -----------   -----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS            589,000      (600,000)     (2,690,000)
                                                                    -----------   -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (21,443,000)   34,892,000      18,305,000

CASH AND CASH EQUIVALENTS AT JANUARY 1,                              55,727,000    34,284,000      69,176,000
                                                                    -----------   -----------     -----------

CASH AND CASH EQUIVALENTS AT DECEMBER 31,                            34,284,000    69,176,000      87,481,000
                                                                    -----------   -----------     -----------
                                                                    -----------   -----------     -----------

INTEREST PAID                                                           202,000       715,000         352,000
                                                                    -----------   -----------     -----------
                                                                    -----------   -----------     -----------

INCOME TAXES PAID(REFUNDED)                                         $33,683,000   ($4,012,000)    $21,186,000

                                                                    -----------   -----------     -----------
                                                                    -----------   -----------     -----------



           See the accompanying notes to consolidated financial statements

                            HERBALIFE INTERNATIONAL, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

Herbalife International, Inc. and its subsidiaries (the Company) markets weight management products, other food and dietary supplements and personal care products worldwide. The Company's products, which consist of herbs and other natural ingredients, are marketed through a network marketing system in which "distributors" who are generally independent contractors purchase products for resale to retail consumers and other distributors. As of December 31, 1996, the Company conducted business in thirty-four countries located in the Americas, Europe and Asia/Pacific Rim. In the Company's foreign markets, distributors market the same, or essentially the same products, as those sold in the United States and in fundamentally the same manner.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The consolidated financial statements include the accounts of the Company and its subsidiaries; all significant intercompany transactions and accounts have been eliminated.

TRANSLATION OF FOREIGN CURRENCIES

Foreign subsidiary's asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are accumulated in a separate component of stockholders' equity. Transaction losses, which were $111,000, $2,573,000 and $3,013,000 in the years ending December 31, 1994, 1995 and 1996, respectively, are included in marketing, distribution and administrative expenses in the accompanying Consolidated Statements of Income.

FORWARD  EXCHANGE CONTRACTS

The Company enters into forward exchange contracts in managing its foreign exchange risk on intercompany transactions and does not use the contracts for trading purposes. Gains and losses on forward exchange contracts are recorded when incurred. Premiums on such contracts are amortized into income over the life of the contracts.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of money market accounts, foreign and domestic bank accounts, and tax-exempt municipal bonds with short-term maturities. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company's cash and cash equivalents.

MARKETABLE SECURITIES

The Company's marketable securities are classified as "available for sale". Fluctuations in fair value are included in a separate component of stockholders' equity. Marketable securities are comprised primarily of tax-exempt municipal bonds with contractual maturities of up to three years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," the Company has estimated the fair value of its financial instruments using the following methods and assumptions: a) The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and bank debt approximate fair value because of their short-term nature; and b) The fair values of short-term investments are based on quoted market prices.

INVENTORIES

Inventories are stated at lower of cost (on the first-in, first-out basis) or market.

ADVERTISING COSTS

The Company expenses advertising costs in the period incurred. Literature and promotional items are sold to distributors and are included in inventories and are charged to cost of sales as they are sold.

LONG-LIVED ASSETS

Depreciation of furniture, fixtures and other equipment is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to six years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease whichever is shorter.

Costs incurred in advance of commencing operations in a new country are capitalized. These costs are predominantly legal, accounting and other professional costs relating to the approval and registration of the Company's products in the new markets as well as professional expenses incurred in connection with the structuring, organization and formation of the entities through which the Company's business is conducted in a new Company. These costs are amortized over a period not exceeding twenty-four months.

Goodwill is being amortized over periods ranging from fifteen to forty years.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment losses would be recognized if the carrying amount of the asset exceeds the fair value of the asset.

INCOME TAXES

Income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of deferred tax assets if it is more likely than not that a component of the deferred tax assets will not be realized.

ROYALTY OVERRIDES

An independent distributor may earn commissions called royalty overrides or production bonuses based on retail volume. Such commissions are based on the retail sales volume of certain other members of the independent sales force who are sponsored by the distributor.

MINORITY INTEREST

On December 30, 1996, the Company sold shares of Herbalife Japan to certain Company Directors, Executive Officers and Resident Managers of Herbalife Japan. The minority interest represents the minority stockholders 7% interest in the equity of Herbalife Japan.

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

SOURCES OF SUPPLY AND PRODUCT DEVELOPMENT

Substantially all the Company's weight management products, food and dietary supplement products are produced by two manufacturers, who also perform substantially all of the Company's research and development functions and own certain product formulations and manufacturing processes relating to the Company's products. The Company has requirement contracts with these companies that extend to January 1998, whereby the Company has agreed to purchase all of its requirements for these products from the manufacturers, and the manufacturers have agreed to sell these products only to the Company.

EARNINGS PER SHARE

Primary earnings per share are computed by dividing net income by the weighted average number of common and equivalent shares. Fully diluted earnings per share assumes the maximum dilutive effect of stock options.

STOCK COMPENSATION

Effective January 1, 1996, the Company adopted FAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock and stock appreciation rights as well as non-employee equity transactions. The Company has not changed the method of accounting for its employee stock compensation plans, but as permitted by this statement, has provided the fair value disclosure requirements in Footnote 10.

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

3. INVENTORIES

Inventories consist primarily of finished goods available for resale and can be categorized as follows:

                                                             December 31,
                                                    ---------------------------
                                                         1995           1996
                                                     -----------    -----------
Product                                              $35,099,000    $39,668,000
Literature                                             3,375,000      3,419,000
Promotional items                                      2,430,000      3,117,000
                                                     -----------    -----------
Total                                                $40,904,000    $46,204,000
                                                     -----------    -----------
                                                     -----------    -----------

4.  BANK LOANS AND CONTRACTS PAYABLE

Bank loans and contracts payable consist of the following:

                                                             December 31,
                                                     ---------------------------
                                                         1995           1996
                                                     -----------    -----------
Capitalized leases, due in monthly
  installments through 2000 (Note 5)                   2,398,000     3,536,000
Other                                                    566,000     1,263,000
                                                     -----------    -----------
Total                                                  2,964,000     4,799,000
Less current portion                                   1,185,000     2,493,000
                                                     -----------    -----------
Long-term portion                                     $1,779,000    $2,306,000
                                                     -----------    -----------
                                                     -----------    -----------

Annual scheduled payments of bank loans and contracts payable are: $2,493,000
(1997),  $886,000 (1998), $732,000 (1999), $477,000 (2000), and thereafter
$211,000 (2001).

During 1996, the Company entered into a revolving bank credit facility in South Korea in the amount of $2,000,000. The credit facility will continue to be available until written notice from the borrower is provided. The credit facility provides for borrowings at local interest rates, set when borrowings are made. The borrowings are collateralized by cash investments on account with the bank. At December 31, 1996, there was $1,198,000 borrowed against this line of credit.

5. LEASE OBLIGATIONS

The Company has warehouse and office facilities, furniture and fixtures and equipment under leases which expire at various dates through 2009. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs. Certain of the leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 1996 were as follows:

                                                      Operating       Capital
                                                     -----------    -----------
1997                                                   8,360,000     1,437,000
1998                                                   7,605,000     1,025,000
1999                                                   5,415,000       826,000
2000                                                   3,759,000       510,000
2001                                                   3,528,000       220,000
Thereafter                                            11,541,000
                                                     -----------    -----------
Total                                                $40,208,000     4,018,000
                                                     -----------
                                                     -----------
Less: Amounts included above representing interest                     482,000
                                                                    -----------
Present value of net minimum lease payments                         $3,536,000
                                                                    -----------

Rental expense for the years ended December 31, 1994, 1995 and 1996 was $5,120,000, $7,126,000, and $9,434,000 respectively.

Property under capital leases is included in property in the accompanying balance sheets at December 31, 1995 and 1996 as follows:

                                                          1995         1996
                                                      ----------    ----------
Equipment                                             $3,756,000    $5,575,000
Less: accumulated amortization                         1,443,000     2,291,000
                                                      ----------    ----------
Total                                                 $2,313,000    $3,284,000
                                                      ----------    ----------
                                                      ----------    ----------

6.  EMPLOYEE COMPENSATION PLANS

The Company has two incentive compensation plans: the 1992 Executive Incentive Compensation Plan (the "1992 Plan") and the 1994 Performance-Based Annual Incentive Compensation Plan (the "1994 Plan"). Under the 1992 plan, a target percentage of earnings before bonuses and income taxes may be awarded to Officers, Directors and Key Employees, as determined by the Chief Executive Officer and Compensation Committee, based on the attainment of certain corporate and business objectives. The expense under the 1992 Plan for 1994 and 1996
totaled $830,000 and $320,000, respectively.   No bonuses were awarded under
this plan for  1995.

The 1994 Plan provides additional compensation as an incentive to key executives and consultants to attain certain specified performance objectives of the Company. The amount of the available awards to individual participants and the aggregate amount to all participants is determined based upon objective performance goals as determined by the Compensation

Committee of the Board of Directors. The amounts awarded under the 1994 Plan for 1994 and 1996 totaled $3,160,000 and $5,850,000, respectively. No amounts were awarded under this plan for 1995.

In accordance with the 1994 Plan, the Company made advances of targeted performance bonus amounts during 1994 and 1996 to the participants. As of December 31, 1996, the remaining outstanding principal and accrued interest obligations were $3,968,000 (of which $607,000 is being forgiven pursuant to the consulting agreement as discussed in Note 7). Each advance is a full recourse obligation of the executive with a maturity date of two years following the date of the advance. In addition, the advances bear interest at the applicable federal rate (AFR) for two-year notes at the time of the advances. The rates for existing outstanding advances range from 5.31% to 7.93%. The remaining balance for Directors and Officers will be repaid prior to the end of the first quarter of 1997.

The Company also maintains a savings plan pursuant to Sections 401 (k) and (m) of the Internal Revenue Code. The plan is available to substantially all employees who meet length and service requirements. Employees may elect to contribute 2% to 15% of their compensation, and the Company will match a portion of the participant's contribution. Participants are partially vested in contributions, made on their behalf by the Company, after three years, and fully vested after seven years. Employer contributions were $203,000, $284,000 and $399,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

In 1996, the Company implemented two non-qualified, unfunded, deferred compensation plans for select groups of management: the "Management Plan" and the "Senior Executive Plan". The Deferred Compensation Plans allow eligible employees to elect annually to defer up to fifty percent (50%) of their base annual salary and up to one hundred percent (100%) of their annual bonus for each calendar year (the "Annual Deferral Amount"). The Company makes matching contributions on behalf of each participant in the Senior Executive Plan of one hundred percent (100%) of the amount deferred by each participant up to ten percent (10%) of the participant's base annual salary. Each participant in either of the Deferred Compensation Plans has at all times a fully vested and non-forfeitable interest in each year's contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant's election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest. Such amount is payable in five or more years from the first day of the year in which the Annual Deferral Amount is actually deferred. The deferred compensation expense was $2,826,000 for 1996.

7. TRANSACTIONS WITH RELATED PARTIES

The CEO and majority stockholder of the Company owns a one-third interest in Raven Industries, a major supplier of the Company's products, and a one-fifth interest in Dynamic Products, Inc., a supplier of one of the Company's products. An employee (former Director and Executive Officer) of the Company owns a five percent interest in Dynamic Products, Inc. Total purchases from Raven Industries were $41,801,000, $26,246,000 and $53,193,000 for the years ended
December 31, 1994, 1995 and 1996, respectively. Total purchases from Dynamic Products, Inc. were $5,768,000, $3,094,000 and $3,181,000 for the years ended December 31, 1994, 1995 and 1996, respectively. At December 31, 1995 and 1996, the aggregate amounts payable to these suppliers were $971,000 and $1,339,000, respectively.

The Company engages Nutrient Research Consultants, Ltd., which is wholly owned by an employee (former Director and Executive Officer), to perform consulting services related to the formulation and testing of nutritional products. For the years ended December 31, 1994, 1995 and 1996, payments by the Company to this consulting firm amounted to $1,294,000, $1,003,000 and $230,000, respectively.

In January 1997, the Company entered into a consulting agreement with the former Chief Counsel of the Company (the "Consultant"). The agreement provides for the Consultant to provide consulting services, as requested by the Company, through the end of 1997 in connection with the business and operations of the Company. Pursuant to the agreement, the Consultant is entitled to receive, among other things, the following: (i) base monthly compensation at the rate of $700,000 per annum through the end of 1997; (ii) $1,000,000 payable on January 1, 1998; and
(iii) forgiveness of $607,000 of the advances previously made to the Consultant. In addition, vesting of the Consultant's restricted shares and stock options, originally granted pursuant to his preexisting employment agreement, will continue to vest through the consulting period.

In December 1996, the Company sold an aggregate 7% interest in its Japanese subsidiary to certain Company Directors, Executive Officers and Resident managers of Herbalife Japan K.K.. The aggregate sales price was $4,620,000, $1,386,000 in cash and $3,234,000 in full recourse interest bearing notes. The notes are receivable in five equal annual principal and interest installments, beginning in December 1997. The sales price of the shares was determined based upon a valuation performed by an independent investment banking firm. The profit recognized from the sale has been deferred until the interest ultimately is sold to a third party.

8.  RESTRUCTURING EXPENSES

In connection with the Company's plan to modify its European infrastructure to enhance operating efficiencies, the Company recorded a restructuring charge of $2,300,000 in the year ended December 31, 1995. The restructuring charge included expected termination costs for certain leases and reductions in certain asset carrying values. The plan to modify the infrastructure was implemented in the second half of 1996. At December 31, 1996, the remaining liability of approximately $700,000 consists of lease obligations at closed facilities.

9.  CONTINGENCIES

The Company is subject to transfer pricing regulations, restrictions on the management fees it charges to its worldwide subsidiaries and similar regulations and restrictions designed to ensure that appropriate levels of income are reported as earned by the local subsidiary and taxed by the appropriate governmental authorities. In addition, the Company's operations in foreign countries are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of the Company's products.

While the Company believes it is in compliance with all applicable regulations and restrictions, it is subject to the risk that governmental authorities could audit its transfer pricing and related practices and assert that additional taxes are owed. For example, the Company is currently subject to pending audits or proposed assessments in a number of foreign jurisdictions, including Italy, France and Germany, involving transfer pricing issues, income taxes, value added taxes, withholding taxes, and related interest and penalties. In certain circumstances, significant additional taxes, interest and penalties have been assessed, and the Company will be required to litigate to reverse the assessments. In most instances, the Company and its tax advisors believe that the Company has substantial defenses, and the Company is vigorously contesting all material outstanding assessments. However, the ultimate resolution of these matters may take several years.

In the event that such audits or assessments are concluded adversely to the Company, the Company believes that it could generally offset or mitigate the consolidated effect of foreign income taxes required to be paid through the use of U.S. foreign tax credits. However, depending upon the years at issue, the Company might not be able to amend prior U.S. tax returns to obtain the benefit of such credits. Furthermore, to the extent that the Company's operations in high tax jurisdictions such as Japan grow disproportionately relative to the balance of the Company's operations, the Company may be unable to fully utilize its foreign tax credits in the U.S., which could, accordingly, result in the Company paying a higher overall effective tax rate on its worldwide operations. Because the laws and regulations governing U.S. foreign tax credits are complex and depend, among other things, on tax treaties with foreign nations in addition to U.S. tax laws, there can be no assurance that the Company would in fact be able to take advantage of such additional tax credits.

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

10.  STOCKHOLDERS' EQUITY

The Company's 1991 Stock Option Plan ("1991 Plan"), as amended, permits the granting of non-qualified stock options to key employees and consultants to purchase 5,400,000 shares of the Company's Common Stock at prices not less than 85% of the fair market value of such shares on the date the option is granted. All options outstanding at December 31, 1996 were granted at the fair market value of such shares on the grant date. The contractual life of the options are generally 10 years and vest ratably over a maximum of 5 years in minimum annual installments of 20%.

The Company's 1994 Plan allows for the granting of stock appreciation rights ("SAR's") and other forms of stock based performance awards authorized by the Compensation Committee of the board of Directors. Compensation costs for these awards are recorded based on the quoted market price of the Company's common stock at the end of the period in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. In 1992 and 1993, three key management employees were issued a total of 525,000 restricted shares of Common Stock in connection with their respective employment agreements. The employees are entitled to receive dividends, but assumption of full beneficial ownership vests ratably over five years and is contingent upon remaining in continuous employment for the vesting period. Paid-in Capital in Excess of Par Value and Unearned Compensation were recorded for the market value of the shares issued. Unearned Compensation is being amortized to compensation expense over the vesting period and is shown as a reduction of stockholders' equity. Stock based compensation costs included in the determination of income were $1.1 million, $.9 million and $4.8 million for the years ended 1994, 1995, and 1996, respectively.

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost for stock option grants been calculated using the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                                         1995           1996
                                                     -----------    -----------
Net Income - as reported                             $19,728,000    $44,791,000
Net Income - pro forma                               $18,164,000    $42,054,000

Primary EPS - as reported                                  $0.65          $1.43
Primary EPS - pro forma                                    $0.60          $1.35

Fully Diluted EPS - as reported                            $0.65          $1.38
Fully Diluted EPS - pro forma                              $0.60          $1.30

During November, 1995, 1,460,000 options were repriced by the Company to reflect the then current stock price of $7.375. In accordance with the provisions of FAS 123, the fair value compensation cost of the vested portion of the repriced options was included in the determination of pro forma earnings for 1995. The pro forma effect on net income for 1995 and 1996 is not necessarily representative of the pro forma effect on net income for future years since the pro forma compensation costs relate only to stock options granted or repriced during 1995 and 1996.

The fair value of the stock options granted during 1995 and 1996 was determined using the Black-Scholes option pricing model and the following weighted average assumptions for 1995 and 1996, respectively: risk-free interest rates of 5.79% and 6.47%; expected option life of 3.5 years and 5.5 years; volatility of 70.52% and 77.68%; and dividend yields of 5.2%.

Summarized information related to the 1991 and 1994 Plan is as follows:



Year Ended December 31,                           1994                          1995                         1996
                                       -------------------------    --------------------------     -------------------------
                                          Options          SAR's        Options          SAR's        Options          SAR's
                                       ----------        -------    -----------        -------     ----------       --------
Outstanding at January 1,               2,367,000         50,000      2,144,000         40,000      2,916,000         60,000
  Granted                                 400,000                     1,053,000         30,000      1,915,000        175,000
  Repriced                                                            1,460,000
  Exercised                              (518,000)       (10,000)       (42,000)       (10,000)      (839,000)       (16,000)
  Surrendered for repricing                                          (1,460,000)
  Canceled                               (105,000)                     (239,000)                      (53,000)       (33,000)
                                       ----------        -------    -----------        -------     ----------       --------
Outstanding at December 31,             2,144,000         40,000      2,916,000         60,000      3,939,000        186,000
                                                         -------                        ------                      --------
                                                         -------                        ------                      --------
Available for Grant at December 31,       944,000                       330,000                       662,000
                                       ----------                   -----------                     ---------
Total reserved shares                   3,088,000                     3,246,000                     4,601,000
                                       ----------                   -----------                     ---------

Exercisable at December 31,               333,000                       776,000                       769,000
                                       ----------                   -----------                     ---------

Option prices per share
  Granted                           $15.38-$21.88                  $7.38-$11.63                 $10.13-$19.88
  Exercised                           $0.88-$9.00                   $0.88-$3.63                  $0.88-$15.25

Weighted average fair value of
  options granted during the year                                      $3.01                         $7.23



The following table summarizes information about fixed-price stock options at December 31, 1995 and 1996:

                                                      1995            1996
                                                     ------         ------
Outstanding at January 1,                            $12.95          $6.69
   Granted                                            $7.39         $14.96
   Repriced                                           $7.38
   Exercised                                          $2.19          $5.64
   Surrendered for reprice                           $15.92
   Canceled                                          $14.59          $7.38
Outstanding at December 31,                           $6.69         $10.92

Option groups outstanding at December 31, 1996 and related option information follows:



                                                   Wtd Avg
                                    Number        Remaining        Wtd Avg      Options         Wtd Avg
                                 Outstanding    Contractual       Exercise    Exercisable       Exercise
Range of Exercise Prices:        at 12/31/96         Life           Price     at 12/31/96        Price
                                 -----------    -----------       --------    -----------       --------
  $0.88                               61,000       5 Years           $0.88         61,000          $0.88
  $3.63                               46,000       5 Years           $3.63         14,000          $3.63
  $7.38 to $10.13                  2,034,000       8 Years           $7.54        685,000          $7.39
  $13.00 to $15.75                 1,798,000      10 Years          $15.28          9,000         $13.00



11. OPERATIONS IN FOREIGN COUNTRIES

The following is a summary of the financial activity of the Company by geographical area:

                                                                            Asia/        Eliminations/         Total
                                          The Americas      Europe       Pacific Rim      Adjustments      Consolidated
                                          ------------   ------------   ------------    --------------    -------------
1996
Retail sales to unaffiliated customers    $390,012,000   $431,347,000   $378,785,000                     $1,200,144,000
Transfers between geographic areas         377,152,000      3,744,000                     (380,896,000)
                                          ------------   ------------   ------------    --------------    -------------
Total retail sales                         767,164,000    435,091,000    378,785,000      (380,896,000)   1,200,144,000
Less distributor allowances                321,771,000    203,731,000    180,514,000      (137,807,000)     568,209,000
                                          ------------   ------------   ------------    --------------    -------------
Net Sales                                 $445,393,000   $231,360,000   $198,271,000     ($243,089,000)    $631,935,000
                                          ------------   ------------   ------------    --------------    -------------
                                          ------------   ------------   ------------    --------------    -------------

Income from operations                     $63,858,000     $9,411,000    $46,408,000      ($50,930,000)     $68,747,000
                                          ------------   ------------   ------------    --------------    -------------
                                          ------------   ------------   ------------    --------------    -------------

Identifiable assets                       $123,735,000    $37,421,000    $50,914,000                       $212,070,000
                                          ------------   ------------   ------------
                                          ------------   ------------   ------------
Corporate assets                                                                                             57,044,000
                                                                                                          -------------
Total assets                                                                                               $269,114,000
                                                                                                          -------------
                                                                                                          -------------

1995
Retail sales to unaffiliated customers    $406,204,000   $373,946,000   $143,494,000                       $923,644,000
Transfers between geographic areas          79,346,000     15,584,000                      (94,930,000)
                                          ------------   ------------   ------------    --------------    -------------
Total retail sales                         485,550,000    389,530,000    143,494,000       (94,930,000)     923,644,000
Less distributor allowances                206,952,000    174,545,000     67,041,000       (13,898,000)     434,640,000
                                          ------------   ------------   ------------    --------------    -------------
Net Sales                                 $278,598,000   $214,985,000    $76,453,000      ($81,032,000)    $489,004,000
                                          ------------   ------------   ------------    --------------    -------------

Income from operations                     $41,314,000     $6,856,000    $11,402,000      ($31,411,000)     $28,161,000
                                          ------------   ------------   ------------    --------------    -------------
                                          ------------   ------------   ------------    --------------    -------------

Identifiable assets                        $84,840,000    $50,430,000    $22,859,000                       $158,129,000
                                          ------------   ------------   ------------
                                          ------------   ------------   ------------
Corporate assets                                                                                             49,561,000
                                                                                                          -------------
Total assets                                                                                               $207,690,000
                                                                                                          -------------
                                                                                                          -------------

1994
Retail sales to unaffiliated customers    $354,286,000   $473,249,000    $56,523,000                       $884,058,000
Transfers between geographic areas         165,853,000                                    (165,853,000)
                                          ------------   ------------   ------------    --------------    -------------
Total retail sales                         520,139,000    473,249,000     56,523,000      (165,853,000)     884,058,000
Less distributor allowances                168,442,000    222,196,000     26,539,000                        417,177,000
                                          ------------   ------------   ------------    --------------    -------------
Net Sales                                 $351,697,000   $251,053,000    $29,984,000     ($165,853,000)    $466,881,000
                                          ------------   ------------   ------------    --------------    -------------
                                          ------------   ------------   ------------    --------------    -------------

Income from operations                    $111,908,000    $39,365,000     $2,378,000      ($82,926,000)     $70,725,000
                                          ------------   ------------   ------------    --------------    -------------
                                          ------------   ------------   ------------    --------------    -------------
Identifiable assets                        $54,015,000    $63,970,000     $8,937,000                       $126,922,000
                                          ------------   ------------   ------------
                                          ------------   ------------   ------------
Corporate assets                                                                                             40,421,000
                                                                                                          -------------
Total assets                                                                                               $167,343,000
                                                                                                          -------------
                                                                                                          -------------



The Company's "income from operations" consists of income before interest income and income taxes. Corporate assets consist principally of marketable securities.

  12. INCOME TAXES

The components of income before income taxes were:


                                          Year Ended December 31,
                         --------------------------------------------------
                            1994                1995               1996
                        ----------          ----------         -----------
Domestic               $62,369,000         $29,735,000         $23,298,000
Foreign                 11,275,000           1,830,000          49,533,000
                        ----------          ----------         -----------
                       $73,644,000         $31,565,000         $72,831,000
                        ----------          ----------         -----------
                        ----------          ----------         -----------

Income taxes are as follows:

                                          Year Ended December 31,
                         --------------------------------------------------
                            1994                1995               1996
                        ----------          ----------         -----------
 CURRENT:
 Foreign                $4,950,000          $4,498,000         $26,349,000
 Federal                25,951,000             937,000           8,774,000
 State                   2,167,000              29,000           2,600,000
 DEFERRED:
 Foreign                   350,000            (511,000)         (3,367,000)
 Federal                (6,007,000)          6,834,000          (5,589,000)
 State                     205,000              50,000            (727,000)
                        ----------          ----------         -----------
                       $27,616,000         $11,837,000         $28,040,000
                        ----------          ----------         -----------
                        ----------          ----------         -----------

The tax effects of temporary differences which gave rise to deferred income tax assets and liabilities are as follows:

                                                 Year Ended December 31,
                                             ------------------------------
                                                1995                1996
                                            ----------         -----------
 DEFERRED INCOME TAX ASSETS:
 Intercompany profit in inventory           $4,373,000          $1,101,000
 Accruals not currently deductible           3,662,000          10,909,000
 Tax loss carryforwards of certain
   foreign subsidiaries                      2,635,000           3,614,000
 Deferred compensation plan                                      1,056,000
 Less valuation allowance                   (2,232,000)         (1,445,000)
 Accrued state income taxes                     67,000             652,000
 Other                                         831,000           1,532,000
                                            ----------         -----------
                                            $9,336,000         $17,419,000
                                            ----------         -----------
 DEFERRED INCOME TAX LIABILITIES:
 Depreciation/Amortization                  $2,031,000          $1,166,000
 Payments to former partners                 1,009,000            $962,000
 Inventory deductibles                         533,000             464,000
 Deductible deferred costs                     452,000               5,000
 Other                                         215,000              43,000
                                            ----------         -----------
                                            $4,240,000          $2,640,000
                                            ----------         -----------

 NET                                        $5,096,000         $14,779,000
                                            ----------         -----------
                                            ----------         -----------

At December 31, 1996, the Company's deferred income tax asset for tax loss carryforwards of certain foreign subsidiaries totaling $3,614,000 was reduced by a valuation allowance of $1,445,000. The tax loss carryforwards expire in varying amounts between 1997 and 2005. Realization of the tax loss carryforwards is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the tax loss carryforwards will be realized. The amount of the tax loss carryforwards that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The tax expense differs from the "expected" income tax expense by applying the United States statutory rate of 35% as follows:

                                                                          Year Ended December 31,
                                                                -----------------------------------------
                                                                    1994           1995           1996
                                                               -----------    -----------    -----------
Tax expense at United States statutory rate                    $25,775,000    $11,048,000    $25,491,000
Increase (decrease) in tax resulting from:
  Foreign Sales Corporation                                       (542,000)      (963,000)      (332,000)
  Foreign tax credits utilized in U.S.                                                        (4,497,000)
  Reduction of valuation allowances                                                           (1,276,000)
  Net losses for which no tax benefit was recorded                 214,000      1,725,000        650,000
  Differences between U.S. and foreign tax rates on
     foreign income                                                648,000        846,000      6,556,000
  State and other taxes, net of federal benefit                  1,467,000         41,000      1,240,000
  Other                                                             54,000       (860,000)       208,000
                                                               -----------    -----------    -----------

TOTAL                                                          $27,616,000    $11,837,000    $28,040,000
                                                               -----------    -----------    -----------
                                                               -----------    -----------    -----------


Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $16,934,000 at December 31, 1996. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes paid.

13.  FINANCIAL INSTRUMENTS

The Company enters into forward exchange contracts in managing its foreign exchange risk on intercompany transactions and does not use the contracts for trading purposes. The Company's goal is to protect the Company from the risk that the eventual dollar net cash inflows from the intercompany transactions will be adversely affected by changes in exchange rates. At December 31, 1996, the Company had $4,000,000 in notional amounts of forward exchange contracts with short-term maturities through February 25, 1997. Gains and losses on the forward exchange contracts are recognized currently into income and, along with contract premiums, are included in marketing, distribution and administrative expenses. A summary of the forward exchange contracts as of December 31, 1996 is as follows:



                                                         $U.S.                      Recognized     Unrealized
                                        Type          Equivalent       Maturity     Gain (Loss)    Gain (Loss)
-----------------------------------------------------------------------------------------------------------------
Forward exchange contracts
as of December 31, 1996:

         French Francs                  Sell          $4,000,000        2/25/97             $0        $63,000



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

14. QUARTERLY INFORMATION (UNAUDITED)

Quarterly information presented here is unaudited.

                                                         1995           1996
                                                    ------------   ------------
FIRST QUARTER ENDED MARCH 31
Retail sales                                        $229,166,000    276,572,000
Net sales                                            121,613,000    146,223,000
Operating margin                                      52,449,000     62,539,000
Net income                                             6,301,000      9,220,000
Net income per common share                                 0.21           0.30
Dividends per share paid                                    0.22           0.15


SECOND QUARTER ENDED JUNE 30
Retail sales                                        $235,396,000   $283,933,000
Net sales                                            124,827,000    150,255,000
Operating margin                                      53,499,000     65,312,000
Net income                                             8,055,000     10,401,000
Net income per common share                                 0.27           0.33
Dividends per share paid                                    0.22           0.15


THIRD QUARTER ENDED SEPTEMBER 30
Retail sales                                        $201,661,000   $306,697,000
Net sales                                            107,257,000    160,741,000
Operating margin                                      45,774,000     71,363,000
Net income                                               335,000     11,339,000
Net income per common share                                 0.01           0.36
Dividends per share paid                                    0.15           0.15


FOURTH QUARTER ENDED DECEMBER 31
Retail sales                                        $257,421,000   $332,941,000
Net sales                                            135,307,000    174,716,000
Operating margin                                      54,785,000     79,620,000
Net income                                             5,037,000     13,830,000
Net income per common share                                 0.17           0.42
Dividends per share paid                                    0.15           0.15

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:  March 26, 1997          HERBALIFE INTERNATIONAL, INC.

                                                 TIM GERRITY
                                  By:_______________________________________
                                                 Tim Gerrity
                                            Executive Vice President,
                                             Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                      TITLE                         DATE



    MARK HUGHES
__________________________   Chairman of the Board and         March 26, 1997
    Mark Hughes                President, Chief Executive
                               Officer (Principal
                               Executive Officer)


    CHRISTOPHER PAIR
___________________________  Director and Executive Vice       March 26, 1997
    Christopher Pair           President, Chief Operating
                               Officer



    MICHAEL E. ROSEN         Director and Executive Vice       March 26, 1997
___________________________    President, Chief Executive,
    Michael E. Rosen           Corporate Development/Marketing



    EDWARD HALL
___________________________  Director                          March 26, 1997
    Edward Hall


    ALAN LIKER
___________________________  Director                          March 26, 1997
    Alan Liker


   CHRISTOPHER M. MINER
____________________________ Director                          March 26, 1997
   Christopher M. Miner

                            HERBALIFE INTERNATIONAL, INC.





                                       EXHIBITS
                                          TO
                                    ANNUAL REPORT
                                          ON
                                      FORM 10-K
                                  FOR THE YEAR ENDED

                                  DECEMBER 31, 1996

                         HERBALIFE INTERNATIONAL, INC.
                                 EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit      Description                                             Page
Number                                                           No./(Footnote)
--------------------------------------------------------------------------------
 10.11       Amendment to Employment Agreement between the
             Company and David Addis dated June 29, 1993               (7)
 10.12       Form of Letter Agreement between the Compensation
             Committee of the Board of Directors of the Company        (7)
             and Mark Hughes
 10.13       Form of Indemnity Agreement between the Company
             and certain officers and directors of the Company         (7)
 10.14       Trust Agreement among the Company, Citicorp Trust,
             N.A. and certain officers and directors of the            (7)
             Company
 10.15       Form of Stock Appreciation Rights Agreement
             between the Company and certain directors of the          (7)
             Company
 10.16       1994 Performance Based Annual Incentive                (9), (12)
             Compensation Plan
 10.17        Form of Promissory Note for Advances under the
             Company's 1994 Performance Based Annual Incentive        (10)
             Compensation Plan
 10.18       Employment Agreement between the Company and Chris
             Pair dated April 3, 1994                                  (8)
 10.19       Deferred Compensation Agreement between the              (10)
             Company and Michael Rosen
 10.20       Office lease agreement between the Company and
             State Teacher's Retirement System, dated July 20,        (11)
             1995
 10.21       Form of stock appreciation rights agreements
             between the Company and certain directors of the         (11)
             Company
 10.22       The Company's Senior Executive Deferred
             Compensation Plan, effective January 1, 1996             (11)
 10.23       The Company's Management Deferred Compensation
             Plan, effective January 1, 1996                          (11)
 10.24       Master Trust Agreement between the company and
             Imperial Trust Company, Inc., effective January 1,       (11)
             1996
 10.25       The Company's 401K Plan                                  (11)
 10.26       Agreement Concerning Share Allocation Plan for           (13)
             Specific Directors of Herbalife of Japan K.K.
             dated December 30, 1996.
 10.27       Consulting Agreement between David Addis and             (13)
             Herbalife of America, Inc. Dated January 27, 1997.
 21          List of subsidiaries of the Company                      (13)
 23.1        Independent Auditors' Consent                            (13)
 27          Financial Data Schedule                                  (13)
--------------------------------------------------------------------------------
    (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

    (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

    (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

    (4) ncorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

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

    (12) Incorporated by reference to the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

    (13)  Filed herewith.