Form 10-Q
period 1997-03-31
HERBALIFE INTERNATIONAL INC
filed 1997-05-09
CIK 791449

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

     For the quarterly period ended March 31, 1997
                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from __________________ to ___________________

                        Commission file number 0-15712

                        HERBALIFE INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

     NEVADA                                           22-2695420
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification Number)

     1800 Century Park East, Los Angeles, California  90067
     (Address of principal executive offices)         (Zip Code)

                                 (310) 410-9600
                (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes /X/  No

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                  Yes / /  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of Common Stock, as of April 25, 1997: 30,533,463


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         HERBALIFE INTERNATIONAL, INC.

                  Index to Financial Statements and Exhibits
          Filed with the Quarterly Report of the Company on Form 10-Q
                   For the Three Months Ended March 31, 1997

                        PART I.  FINANCIAL INFORMATION


Item 1.    Financial Statements:                                       Page No.
                                                                       --------
           Consolidated Balance Sheets                                  2 - 3

           Consolidated Statements of Income                              4

           Consolidated Statements of Cash Flows                          5

           Notes to Consolidated Financial Statements                     6

Item 2.    Management's Discussion and Analysis of Financial            7 - 9
           Condition and Results of Operations

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                             10

Item 2.    Changes in Securities                                         10

Item 3.    Defaults Upon Senior Securities                               10

Item 4.    Submission of Matters to a Vote of Security Holders           10

Item 5.    Other Information                                             10

Item 6.    Exhibits and Reports on Form 8-K                            10 - 12

Signature                                                                13

                         HERBALIFE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
                                    ASSETS
PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                    December 31,     March 31,
                                                        1996           1997
                                                    ------------   ------------
CURRENT ASSETS:

   Cash and cash equivalents                        $ 87,481,000   $ 76,553,000

   Marketable securities                              43,558,000     47,416,000

   Receivables                                        29,258,000     29,451,000

   Inventories                                        46,204,000     46,125,000

   Prepaid income taxes                                1,821,000      1,283,000

   Prepaid expenses and other current assets           5,243,000      4,293,000

   Deferred income taxes                              15,882,000     16,348,000
                                                    ------------   ------------
Total current assets                                 229,447,000    221,469,000
                                                    ------------   ------------
Property - at cost                                    52,377,000     57,499,000

   Less accumulated depreciation and
     amortization                                    (27,404,000)   (28,879,000)
                                                    ------------   ------------
Property-net                                          24,973,000     28,620,000

Other assets                                          11,062,000     15,634,000

Goodwill, net of accumulated amortization of
   $1,225,000 (1996)  and $1,269,000 (1997)            3,632,000      3,588,000
                                                    ------------   ------------
TOTAL                                               $269,114,000   $269,311,000
                                                    ------------   ------------
                                                    ------------   ------------

        See the accompanying notes to consolidated financial statements

                         HERBALIFE INTERNATIONAL, INC.
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (Unaudited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,     March 31,
                                                        1996           1997
                                                    ------------   ------------
CURRENT LIABILITIES:

   Accounts payable                                 $ 17,287,000   $ 14,602,000

   Royalty overrides                                  42,676,000     40,640,000

   Accrued expenses                                   35,960,000     32,103,000

   Dividends payable                                   4,453,000      4,454,000

   Current portion of contracts payable and
      bank loans                                       2,493,000      2,541,000

   Advance sales deposits                              9,045,000      8,596,000

   Income taxes payable                                7,871,000      7,585,000
                                                    ------------   ------------
Total current liabilities                            119,785,000    110,521,000

NON-CURRENT LIABILITIES:

   Contracts payable, net of current portion           2,306,000      2,817,000

   Deferred income taxes                               1,103,000      1,102,000

   Other non-current liabilities and deferred
      credits                                          6,780,000      7,654,000
                                                    ------------   ------------
Total liabilities                                    129,974,000    122,094,000
                                                    ------------   ------------
MINORITY INTEREST                                        672,000        868,000
                                                    ------------   ------------
STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value; authorized
     100,000,000 shares, issued 30,205,338
     (1996) and 30,499,463 (1997) shares                 302,000        305,000

   Paid-in-capital in excess of par value             43,258,000     46,861,000

   Retained earnings includes cumulative
     translation adjustment of  $(981,000)
     (1996) and $(2,369,000)  (1997)                  95,353,000    101,346,000

   Treasury stock                                                    (1,661,000)

   Unearned compensation                                (412,000)      (347,000)

   Unrealized loss on marketable securities              (33,000)      (155,000)
                                                    ------------   ------------
Total stockholders' equity                           138,468,000    146,349,000
                                                    ------------   ------------
TOTAL                                               $269,114,000   $269,311,000
                                                    ------------   ------------
                                                    ------------   ------------

        See the accompanying notes to consolidated financial statements

                         HERBALIFE INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                       THREE MONTHS ENDED
                                               --------------------------------
                                               March 31, 1996    March 31, 1997
                                               --------------    --------------

Retail sales                                    $276,572,000      $323,944,000

   Less: Distributor allowances on product
     purchases                                   130,349,000       153,967,000
                                               --------------   ---------------
Net sales                                        146,223,000       169,977,000

   Cost of sales                                  40,466,000        45,731,000

   Royalty overrides                              43,218,000        50,895,000

   Marketing, distribution and administrative
     expenses                                     48,704,000        54,836,000

   Interest income - net                             918,000         1,179,000
                                               --------------    --------------
Income before income taxes and minority
  interest                                        14,753,000        19,694,000

   Income taxes                                    5,533,000         7,582,000
                                               --------------    --------------
Income before minority interest                    9,220,000        12,112,000

   Minority interest                                                   196,000
                                               --------------    --------------

NET INCOME                                      $  9,220,000      $ 11,916,000
                                               --------------    --------------
                                               --------------    --------------


WEIGHTED AVERAGE SHARES OUTSTANDING               31,011,269        31,725,201
                                               --------------    --------------
                                               --------------    --------------

EARNINGS PER SHARE                                     $0.30             $0.38
                                               --------------    --------------
                                               --------------    --------------

CASH DIVIDENDS PER COMMON SHARE                        $0.15             $0.15
                                               --------------    --------------
                                               --------------    --------------


        See the accompanying notes to consolidated financial statements

                         HERBALIFE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED

                                               March 31, 1996    March 31, 1997
                                               --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net  income                                     $ 9,220,000       $ 11,916,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                 2,289,000          2,225,000
    Deferred income taxes                           684,000           (225,000)
    Amortization of unearned compensation           201,000             65,000
    Stock Grant                                                        582,000
    Unrealized Foreign exchange gain               (137,000)           (51,000)
    Minority interest in earnings                                      196,000
    Other                                             7,000             16,000
    Changes in operating assets and liabilities:
      Receivables                                (1,168,000)        (1,395,000)
      Inventories                                (2,763,000)        (1,208,000)
      Prepaid expenses and other current assets  (2,051,000)         1,067,000
      Other assets                                  632,000         (5,166,000)
      Accounts payable                           (1,997,000)        (2,022,000)
      Royalty overrides                          (4,597,000)        (1,169,000)
      Accrued expenses                            7,614,000         (4,039,000)
      Advance sales deposits                     (7,436,000)          (100,000)
      Income taxes payable                        1,891,000          1,338,000
      Other liabilities                                                874,000
                                               --------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES         2,389,000          2,904,000
                                               --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property                         (2,776,000)        (3,336,000)
   Proceeds from sale of property                                        9,000
   Changes in marketable securities               3,622,000         (3,981,000)
                                               --------------    --------------
NET CASH PROVIDED BY (USED) IN INVESTING
   ACTIVITIES                                       846,000         (7,308,000)
                                               --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                (4,480,000)        (4,534,000)
   Additions to loans payable                       207,000
   Principal payments on loans payable             (490,000)          (834,000)
   Exercise of stock options                        105,000          1,980,000
   Stock repurchases                             (1,839,000)        (1,661,000)
   Other                                             98,000             (2,000)
                                               --------------    --------------
NET CASH USED BY FINANCING ACTIVITIES            (6,399,000)        (5,051,000)
                                               --------------    --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH            (664,000)        (1,474,000)
                                               --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS        (3,828,000)       (10,928,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1           69,176,000         87,481,000
                                               --------------    --------------

CASH AND CASH EQUIVALENTS AT MARCH 31           $65,348,000        $76,553,000
                                               --------------    --------------
                                               --------------    --------------

       See the accompanying notes to consolidated financial statements

                         HERBALIFE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 1997 and for the three month periods ended March 31, 1996 and 1997.

2. EARNINGS PER SHARE

Primary earnings per share are computed by dividing net income by the weighted average number of common and equivalent shares. Fully diluted earnings per share assumes the maximum dilutive effect of stock options.

                                                  Three Month Ended
                                               March 31,      March 31,
                                                1996            1997
                                              ----------     ----------
       Weighted average shares outstanding
           Primary                            30,997,617     31,725,194
           Fully diluted                      31,011,269     31,725,201

3. CONTINGENCIES

The Company's French and Italian subsidiaries have been subject to tax audits by tax authorities in those countries, who are proposing that material value added, withholding, and income taxes are due. The Company and its tax advisors believe that the Company has substantial defenses and the Company is vigorously contesting the additional proposed taxes and related charges. However, the ultimate resolution of these matters may take several years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout this report "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales", and the Company does not monitor the actual retail prices charged for the Company's products.
"Net sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts (referred to as "distributor allowances"), which total approximately 50% of suggested retail sales prices. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company's "gross profit" consists of net sales less (i) "cost of sales," consisting of the prices paid by the Company to its manufacturers for products and costs related to product shipments, foreign duties and tariffs and similar expenses, and (ii) "royalty overrides," currently consisting of (a) royalties (5% to 15%) and bonuses (up to 6%) on the suggested retail sales prices of products earned by qualifying distributors on the sales of other distributors within their distributor organizations, and (b) the President's Team Bonus payable to certain of the Company's most senior distributors in the aggregate amount of up to an additional 1% of product retail sales and (c) other one time incentive cash bonuses to qualifying distributors. Royalty overrides as reported in the Consolidated Statements of Income are net of a handling fee (6% of retail sales) charged by the Company to its distributors on purchases of products from the Company.

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

The Company believes that, in certain of its markets, the opening of other new markets within the same geographic region or with the same or similar language or cultural bases has resulted in a corresponding tendency of some key distributors to focus their attention on business opportunities provided by new markets instead of developing their established downline organizations in existing markets. Additionally, in certain instances, the Company has become aware that certain sales in certain existing markets were attributable to purchasers who distributed such product in countries which had not yet been opened. When these coutries were opened, such sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing market.

The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its markets.

COMPARISON OF FIRST QUARTER 1997 TO 1996

Retail sales of $323.9 million for the three months ended March 31, 1997 increased 17.1% from $276.6 million in the corresponding prior year period. Regionally, retail sales in the first quarter of 1997 compared to the first quarter of 1996 increased 135.2% in Asia/Pacific Rim while The Americas decreased 21.3%. Retail sales in Europe remained flat on a year to year basis. In Asia/Pacific Rim, retail sales increased from $53.3 million in 1996 to $125.5 million in 1997. Retail sales in The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF FIRST QUARTER 1997 TO 1996 (CONTINUED)

Americas of $117.1 million in 1996 decreased to $92.2 million in 1997. In Europe, retail sales were $106.1 million in 1996 compared to $106.3 million in 1997.

In The Americas, retail sales in 1997 decreased $25.0 million, or 21.3%, when compared to 1996. This was primarily due to retail sales declines in Brazil and the United States. The decrease in retail sales in Brazil primarily resulted from the continuing impact of adverse publicity in that country concerning the Company and its product lines, while the decline in U.S. retail sales was attributable in part to commencement of operations in Russia.
Within The Americas, U.S. retail sales accounted for $71.8 million, or 22.2% of total worldwide retail sales in 1997, compared to $81.9 million or 29.6% of total worldwide retail sales in 1996. The decline in U.S. retail sales as a percentage of worldwide retail sales resulted from sales growth in certain foreign markets, combined with the decline in U.S. retail sales. Although
U.S. retail sales declined in comparison to the prior year quarter, retail sales in the U.S. increased 9.7% from $65.5 million in the fourth quarter of 1996.

The growth in Asia/Pacific Rim primarily resulted from a $58.6 million increase in retail sales in Japan, or 139.0% as compared to the same period of the prior year, and a $9.0 million retail sales increase in Taiwan or 389.6%. However, retail sales in Japan declined $12.7 million from the fourth quarter of 1996. This decline was principally caused by the continued strength of the U.S. Dollar, as well as a lower volume of sales resulting from seasonal factors.

In Europe, retail sales were relatively flat at $106.3 million for the first quarter of 1997 as compared to retail sales of $106.1 million for the same period of 1996. Within Europe, Russia led in retail sales growth with an increase of $16.1 million, or 63.7%, as compared to 1996. Also posting retail sales increases in the first quarter of 1997, as compared to 1996, were Italy, Norway, Sweden, and the Netherlands. Offsetting the retail sales growth were declines in retail sales for the comparative periods primarily in Germany, South Africa and Finland.

The Company's first quarter gross profit of $73.4 million increased $10.9 million, or 17.3%, as compared to $62.5 million in 1996. As a percentage of retail sales, gross profit for 1997 remained flat at 22.6% as compared to the prior year. Cost of sales, as a percent of retail sales, decreased slightly in the first quarter of 1997 as compared to 1996 primarily due to the higher gross profit margin on products sold in Japan combined with the increased proportion of Japanese retail sales as a percentage of total retail sales. This was partially offset by higher royalty override expenses resulting from a new distributor incentive program designed to motivate distributors to achieve incremental growth.

Marketing, distribution and administrative expenses as a percentage of retail sales decreased to 16.9% in 1997 from 17.6% in 1996. These expenses increased 12.6% to $54.8 million in the first quarter of 1997 from $48.7 million in the prior year period. The increase in these expenses is attributable to: (a) higher in-country distribution expenses primarily due to facility and staff expansions in Japan and new country openings in South Korea and Chile and (b) increased administrative expenses due to staff additions and other costs related primarily to the expansion in foreign countries. Such increases were partially offset by a decrease in sales promotion expenses in the first quarter of 1997 as compared to the same period in 1996.

The recent devaluation of the Japanese Yen against the U.S. dollar resulted in proportunately lower revenues, expenses, and ultimately income when translated into the U.S. dollar reporting currency. The effect of the devalued Japanese Yen on the first quarter 1997 operations, as compared to the first quarter of 1996, was to reduce the Company's net income by approximately $.08 per fully diluted share.

Income taxes increased $2.1 million to $7.6 million in 1997 from $5.5 million in 1996. As a percentage of pre-tax income, income taxes increased from 37.5% in 1996 to 38.5% in 1997. The increase is in part due to an increased proportion of profits in countries which have a higher effective tax rate.

Net income increased 29.2% to $11.9 million in 1997 from $9.2 million in 1996 as a result of the factors described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the three months ended March 31, 1997, net cash provided by operating activities was $2.9 million, compared to $2.4 million for the three months ended March 31, 1996. The increase primarily resulted from improved net income, and a smaller reduction in advanced sales deposits primarily resulting from timing differences. These increases were partially offset by liquidity used to pay for expenses accrued at December 31, including the President's Team bonus, and to fund certain employee benefit plans.

Capital expenditures for the three months ended March 31, 1997 were $3.3 million compared to $2.8 million for the corresponding prior year period. The majority of the 1997 expenditures were made to expand office facilities and equipment in the U.S. and to support growth in Japan. For 1997, the Company is planning to invest up to $11.0 million in management information systems and expansion of new and existing facilities. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that approximately $7 million will be required for pre-opening expenses and capital expenditures associated with its 1997 new market expansion activities.

Stockholders' equity increased $7.9 million to $146.3 million during the three months ended March 31, 1997. In 1997, net income of $11.9 million and the issuance of capital stock, including related tax benefits on non-qualified stock option exercises, of $3.6 million was partially offset by $4.5 million of dividends declared, stock repurchases of $1.7 million and translation adjustments of $1.4 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

In total, cash and cash equivalents totaled $76.6 million at March 31, 1997 compared to $87.5 million at December 31, 1996. At March 31, 1997, the Company's cash, cash equivalents and marketable securities aggregate balance was $124.0 million, which represents a $7.1 million decrease from the balance as of December 31, 1996.

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are made in U.S. dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. The Company enters into forward exchange contracts and other hedging arrangements to manage its foreign currency risks. Foreign exchange transaction losses were immaterial for the first quarter of 1997 and 1996.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and in footnote three to the Financial Statements included in Item 1 of this document.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS
                        HERBALIFE INTERNATIONAL, INC.
                                 EXHIBIT INDEX
-------------------------------------------------------------------------------
EXHIBIT NUMBER    DESCRIPTION                               PAGE NO./(FOOTNOTE)
-------------------------------------------------------------------------------
 3.1              Articles of Incorporation                         (2)
 3.2              Articles of Amendment to the Articles
                  of Incorporation dated December 10,
                  1986                                              (2)
 3.3              Articles of Amendment to the Articles of
                  Incorporation dated November 22, 1989             (2)
 3.4              Certificate of Determination relating
                  to the Company's Senior Convertible
                  Preferred Stock dated February 11, 1993           (6)
 3.5              Certificate of Amendment to Articles of
                  Incorporation dated May 14, 1993                  (6)
 3.6              Amended and Restated Bylaws                       (6)
 4.1              Form of Common Stock Certificate                  (6)
10.1              Agreement between Herbalife International
                  of America, Inc. and D&F Industries, Inc.
                  dated May 12, 1993                                (6)
10.2              Agreement between Herbalife International
                  of America, Inc. and Raven Industries, Inc.
                  dated May 12, 1993                                (6)
10.3              Agreement between Herbalife International
                  of America, Inc. and Dynamic Products, Inc.
                  dated May 12, 1993                                (6)
10.4              Master Lease between the Company and Trizec
                  Properties, Inc. dated July 17, 1991              (4)
10.5              Equipment Lease Agreement between the
                  Company and Hewlett Packard dated
                  May 21, 1992                                      (5)
10.6              Final Judgment and Permanent Injunction,
                  entered into on October, 1986 by the parties
                  to that action entitled People of the State
                  of California, et al., v Herbalife
                  International, Inc. et al., Case No. 92767
                  in the Superior Court of the State of
                  California for the County of Santa Cruz           (1)
10.7              The Company's 1988 Incentive Plan                 (1)
10.8              The Company's 1991 Stock Option Plan, as
                  amended                                           (11)
10.9              The Company's Executive Incentive
                  Compensation Plan, as amended                   (6),(11)
10.10             Form of Individual Participation Agreement
                  relating to the Company's Executive
                  Compensation Plan                                  (6)

-------------------------------------------------------------------------------
EXHIBIT NUMBER    DESCRIPTION                               PAGE NO./(FOOTNOTE)
-------------------------------------------------------------------------------
10.11             Amendment to Employment Agreement between
                  the Company and David Addis dated
                  June 29, 1993                                     (6)
10.12             Form of Letter Agreement between the
                  Compensation Committee of the Board of
                  Directors of the Company and Mark Hughes          (6)
10.13             Form of Indemnity Agreement between
                  the Company and certain officers and
                  directors of the Company                          (6)
10.14             Trust Agreement among the Company,
                  Citicorp Trust, N.A. and certain
                  officers and directors of the Company             (6)
10.15             Form of Stock Appreciation Rights
                  Agreement between the Company and certain
                  directors of the Company                          (6)
10.16             1994 Performance Based Annual Incentive
                  Compensation Plan                               (8),(11)
10.17             Form of Promissory Note for Advances
                  under the Company's 1994 Performance Based
                  Annual Incentive Compensation Plan                (9)
10.18             Employment Agreement between the Company
                  and Chris Pair dated April 3, 1994                (7)
10.19             Deferred Compensation Agreement between
                  the Company and Michael Rosen                     (9)
10.20             Office lease agreement between the Company
                  and State Teacher's Retirement System,
                  dated July 20, 1995                               (10)
10.21             Form of stock appreciation rights
                  agreements between the Company and certain
                  directors of the Company                          (10)
10.22             The Company's Senior Executive Deferred
                  Compensation Plan, effective January 1, 1996      (10)
10.23             The Company's Management Deferred
                  Compensation Plan, effective January 1, 1996      (10)
10.24             Master Trust Agreement between the company
                  and Imperial Trust Company, Inc., effective
                  January 1, 1996                                   (10)
10.25             The Company's 401K Plan                           (10)
10.26             Agreement Concerning Share Allocation Plan
                  for Specific Directors of Herbalife of
                  Japan K.K. dated December 30, 1996.               (12)
10.27             Consulting Agreement between David Addis
                  and Herbalife of America, Inc. Dated
                  January 27, 1997.                                 (12)
21                List of subsidiaries of the Company               (12)
27                Financial Data Schedule                           (13)
-------------------------------------------------------------------------------

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

      (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

      (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

      (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

      (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

      (6) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

      (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

      (8) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

      (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     (10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     (11) Incorporated by reference to the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

     (12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     (13)  Filed herewith.


(b) REPORTS ON FORM 8-K

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 9, 1997


                         HERBALIFE INTERNATIONAL, INC.
                                 (Registrant)


                          By: /s/TIMOTHY GERRITY
                             -----------------
                             Timothy Gerrity
                       Executive Vice President and
                          Chief Financial Officer