Form 10-Q
period 1997-06-30
HERBALIFE INTERNATIONAL INC
filed 1997-08-14
CIK 791449

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the quarterly period ended June 30, 1997
                               -------------
                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________ to ______________________

                         Commission file number 0-15712

                          HERBALIFE INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

          Nevada                                         22-2695420
          ------                                         ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification Number)

         1800 Century Park East, Los Angeles, California          90067
         -----------------------------------------------          -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of each of the registrant's classes of Common Stock, as of July 31, 1997: 30,136,245 .



===============================================================================

                          HERBALIFE INTERNATIONAL, INC.
                   Index to Financial Statements and Exhibits

           Filed with the Quarterly Report of the Company on Form 10-Q

                     For the Six Months Ended June 30, 1997


                          PART I. FINANCIAL INFORMATION

     Item 1.       Financial Statements:                                                     Page No.
                                                                                             --------
                   Consolidated Balance Sheets                                                2 - 3

                   Consolidated Statements of Income                                            4

                   Consolidated Statements of Cash Flows                                        5

                   Notes to Consolidated Financial Statements                                 6 - 7

     Item 2.       Management's Discussion and Analysis of Financial Condition and            8 - 11
                   Results of Operations

                                                     PART II. OTHER INFORMATION

      Item 1.      Legal Proceedings                                                            12

      Item 2.      Changes in Securities                                                        12

      Item 3.      Defaults Upon Senior Securities                                              12

      Item 4.      Submission of Matters to a Vote of Security Holders                          12

      Item 5.      Other Information                                                            12

      Item 6.      Exhibits and Reports on Form 8-K                                           13-14

      Signature                                                                                 15

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                     ASSETS



PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                        December 31,      June 30,
                                                           1996             1997
                                                      -------------    -------------
CURRENT ASSETS:

     Cash and cash equivalents                        $  87,481,000    $  75,415,000

     Marketable securities                               43,558,000       46,349,000

     Receivables                                         29,258,000       35,981,000

     Inventories                                         46,204,000       52,211,000

     Prepaid income taxes                                 1,821,000        1,321,000

     Prepaid expenses and other current assets            5,243,000        7,092,000

     Deferred income taxes                               15,882,000       15,970,000
                                                      -------------    -------------
Total current assets                                    229,447,000      234,339,000
                                                      -------------    -------------
Property - at cost                                       52,377,000       59,427,000

     Less accumulated depreciation and amortization     (27,404,000)     (30,504,000)
                                                      -------------    -------------
Property-net                                             24,973,000       28,923,000

Other assets                                             11,062,000       15,928,000

Goodwill, net of accumulated amortization of
     $1,225,000 (1996)  and $1,312,000 (1997)             3,632,000        3,545,000
                                                      -------------    -------------
TOTAL                                                 $ 269,114,000    $ 282,735,000
                                                      =============    =============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              December 31,       June 30,
                                                                  1996             1997
                                                             -------------    -------------
CURRENT LIABILITIES:

  Accounts payable                                           $  17,287,000    $  11,176,000

  Royalty overrides                                             42,676,000       43,340,000

  Accrued expenses                                              35,960,000       38,203,000

  Dividends payable                                              4,453,000        4,520,000

  Current portion of contracts payable and bank loans            2,493,000        1,736,000

  Advance sales deposits                                         9,045,000       11,278,000

  Income taxes payable                                           7,871,000        8,736,000
                                                             -------------    -------------

Total current liabilities                                      119,785,000      118,989,000

NON-CURRENT LIABILITIES:

  Contracts payable, net of current portion                      2,306,000        2,633,000

  Deferred income taxes                                          1,103,000        1,100,000

  Other non-current liabilities and deferred credits             6,780,000        8,529,000
                                                             -------------    -------------

Total liabilities                                              129,974,000      131,251,000
                                                             -------------    -------------

MINORITY INTEREST                                                  672,000        1,102,000
                                                             -------------    -------------

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value; authorized 100,000,000
    shares, issued 30,205,338 (1996) and 30,626,555 (1997)
    shares                                                         302,000          306,000

  Paid-in-capital in excess of par value                        43,258,000       47,925,000

  Retained earnings includes cumulative translation
    adjustment of  $(981,000) (1996) and $(1,816,000)
    (1997)                                                      95,353,000      110,953,000

  Treasury stock                                                                 (8,367,000)

  Unearned compensation                                           (412,000)        (282,000)

  Unrealized loss on marketable securities                         (33,000)        (153,000)
                                                             -------------    -------------

Total stockholders' equity                                     138,468,000      150,382,000
                                                             -------------    -------------

TOTAL                                                        $ 269,114,000    $ 282,735,000
                                                             =============    =============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                            Three Months Ended            Six Months Ended
                                                         ---------------------------   ---------------------------
                                                         June 30, 1996 June 30, 1997  June 30, 1996   June 30, 1997
                                                         ------------   ------------   ------------    -----------
Retail sales                                             $283,933,000   $350,020,000   $560,506,000   $673,964,000

     Less: Distributor allowances on product purchases    133,678,000    165,129,000    264,028,000    319,097,000
                                                         ------------   ------------   ------------    -----------

Net sales                                                 150,255,000    184,891,000    296,478,000    354,867,000

     Cost of sales                                         41,013,000     48,121,000     81,480,000     93,851,000

     Royalty overrides                                     43,930,000     55,134,000     87,148,000    106,029,000

     Marketing, distribution & administrative expenses     49,602,000     60,262,000     98,306,000    115,098,000

     Interest income - net                                    932,000        969,000      1,850,000      2,148,000
                                                         ------------   ------------   ------------    -----------

Income before income taxes  and minority interest          16,642,000     22,343,000     31,394,000     42,037,000

     Income taxes                                           6,241,000      8,602,000     11,772,000     16,184,000
                                                         ------------   ------------   ------------    -----------

Income before minority interest                            10,401,000     13,741,000     19,622,000     25,853,000

     Minority interest                                                        41,000                       237,000
                                                         ------------   ------------   ------------    -----------

NET INCOME                                               $ 10,401,000   $ 13,700,000   $ 19,622,000   $ 25,616,000
                                                         ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        31,295,282     31,099,717     31,373,229     31,554,047
                                                         ============   ============   ============   ============


EARNINGS PER SHARE                                              $0.33          $0.44          $0.63          $0.81
                                                         ============   ============   ============   ============


CASH DIVIDENDS PER COMMON SHARE                                 $0.15          $0.15          $0.30          $0.30
                                                         ============   ============   ============   ============







         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Six Months Ended
                                                     June 30, 1996   June 30, 1997
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income                                          $ 19,622,000    $ 25,616,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                       4,386,000       4,684,000
    Deferred income taxes                               2,900,000         282,000
    Amortization of unearned compensation                 402,000         130,000
    Stock Grant                                                           582,000
    Unrealized Foreign exchange (gain) loss               180,000        (256,000)
    Minority interest in earnings                                         237,000
    Other                                                   9,000         104,000
    Changes in operating assets and liabilities:
       Receivables                                     (3,807,000)     (6,151,000)
       Inventories                                     (2,228,000)     (6,677,000)
       Prepaid expenses and other current assets       (6,116,000)     (1,660,000)
       Other assets                                       406,000      (5,996,000)
       Accounts payable                                (1,350,000)     (5,488,000)
       Royalty overrides                                2,626,000       1,210,000
       Accrued expenses                                11,784,000       1,722,000
       Advance sales deposits                         (10,029,000)      2,277,000
       Income taxes payable                             1,340,000       2,392,000
       Other liabilities                                                1,942,000
                                                     ------------    ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES     20,125,000      14,950,000
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property                             (5,922,000)     (7,042,000)
     Proceeds from sale of property                                        90,000
     Changes in marketable securities                  (4,663,000)     (2,911,000)
                                                     ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                 (10,585,000)     (9,863,000)
                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                    (8,953,000)     (9,114,000)
     Additions to loans payable                                           511,000
     Principal payments on loans payable                 (868,000)     (1,836,000)
     Exercise of stock options                            293,000       2,713,000
     Stock repurchases                                 (3,265,000)     (8,367,000)
     Other                                                151,000
                                                     ------------    ------------
NET CASH USED BY FINANCING ACTIVITIES                 (12,642,000)    (16,093,000)
                                                     ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                (1,119,000)     (1,060,000)
                                                     ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (4,221,000)    (12,066,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1                 69,176,000      87,481,000
                                                     ------------    ------------
CASH AND CASH EQUIVALENTS AT JUNE 30                 $ 64,955,000    $ 75,415,000
                                                     ============    ============

         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1996 and 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No., 130, "Reporting for Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

2. EARNINGS PER SHARE

Primary earnings per share are computed by dividing net income by the weighted average number of common and equivalent shares. Fully diluted earnings per share assumes the maximum dilutive effect of stock options.

                                                           Three Months Ended                Six Months Ended
                                                     -------------------------------   ------------------------------
                                                        June 30,        June 30,          June 30,       June 30,
                                                          1996            1997              1996           1997
                                                     --------------- ---------------   --------------   -------------
          Weighted average shares outstanding
             Primary                                     31,216,012      31,098,990        31,115,870     31,554,044
             Fully diluted                               31,295,282      31,099,717        31,373,229     31,554,047

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 will be adopted by the Company in 1997 and earnings per share will be restated upon adoption. Had earnings per share been determined consistent with SFAS 128, basic and diluted earnings per share would have been:

                                                           Three Months Ended                Six Months Ended
                                                     -------------------------------   ------------------------------
                                                        June 30,        June 30,          June 30,       June 30,
                                                          1996            1997              1996           1997
                                                     --------------- ---------------   -------------   ---------------
         Basic earnings per share                            $0.35           $0.45             $0.66         $0.85
         Diluted earning per share                           $0.33           $0.44             $0.63         $0.81

         Weighted average shares outstanding
             Basic                                       29,735,589     30,125,542        29,804,584     30,223,503
             Diluted                                     31,216,012     31,098,990        31,115,870     31,554,044

3. CONTINGENCIES

The Company's French, German and Italian subsidiaries have been subject to tax audits by tax authorities in those countries, who are proposing that material value added, withholding, and income taxes are due. The Company and its tax advisors believe that the Company has substantial defenses and the Company is vigorously contesting the additional proposed taxes and related charges. However, the ultimate resolution of these matters is unknown and may take several years.

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

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. CONTINGENCIES (cont)

In June, 1997, the Company informed its exclusive suppliers of weight management and food and dietary supplement products that it would not exercise it's right to automatically renew its existing supply agreements for a five-year period beginning in January, 1998. The Company continues to negotiate with its suppliers for replacement contracts and is also developing contingency plans with several alternative manufacturers if agreements with its current suppliers are not executed. If new contracts are entered with alternative manufacturers, the Company expects to incur additional costs during the transition; however, these costs are not expected to have a material impact to the financial position of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Throughout this report "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales", and the Company does not monitor the actual retail prices charged for the Company's products. "Net sales" generally represents the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts (referred to as "distributor allowances"), which total approximately 50% of suggested retail sales prices. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. Importers are utilized by the Company in some markets and, under certain circumstances, credit terms are extended. The Company's "gross profit" consists of net sales less (i) "cost of sales," consisting of the prices paid by the Company to its manufacturers for products and costs related to product shipments, foreign duties and tariffs and similar expenses, and (ii) "royalty overrides," currently consisting of (a) royalties (5% to 15%) and bonuses (up to 6%) on the suggested retail sales prices of products earned by qualifying distributors on the sales of other distributors within their distributor organizations, and (b) the President's Team Bonus payable to certain of the Company's most senior distributors in the aggregate amount of up to an additional 1% of product retail sales and (c) other one time incentive cash bonuses to qualifying distributors. Royalty overrides as reported in the Consolidated Statements of Income are net of a handling fee (6% of retail sales) charged by the Company to its distributors on purchases of products from the Company.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Comparison of Second Quarter and Year-to-Date 1997 to 1996

Retail sales for the three and six months ended June 30, 1997 increased 23.3% and 20.2% to $350.0 million and $674.0 million, respectively, as compared to sales of $283.9 million and $560.5 million for the corresponding periods of the prior year.


Retail Sales by Geographical Segments (dollars in millions):

                     Three Months Ended June 30,  Six Months Ended June 30,
                     --------------------------- --------------------------
                                          %                          %
                        1997    1996    Change   1997     1996     Change
                       ------   ------  -----    ------   -----    -----
Asia/Pacific Rim       $140.6  $  72.4   94.2    $266.1   $125.8   111.5
Europe                  113.3    111.5    1.6     219.6    217.6     0.9
Americas                 96.1    100.0   (3.9)    188.3    217.1   (13.3)
                       ------   ------  -----    ------   -----    -----

Total Retail Sales     $350.0   $283.9   23.3    $674.0   $560.5    20.2
                       ======   ======   ====    ======   ======   =====

Retail sales increases in Asia/Pacific Rim primarily resulted from strong retail sales in Japan and Taiwan. For the three and six months ended June 30, 1997, retail sales in Japan increased $55.4 million, or 93.5%, and $114.0 million, or 112.4%, respectively; however, retail sales in Japan are not expected to continue to increase at this rate. In Taiwan, retail sales for the three and six months ended June 30, 1997 increased $8.4 million, or 187.6%, and $17.4 million, or 256.8%, respectively. Retail sales in other Asia/Pacific Rim countries for the three and six months ended June 30, 1997 increased $4.5 million, or 51.2%, and $8.9 million, or 50.8%, respectively, as compared to the corresponding periods in 1996. The increases in the other Asia/Pacific Rim countries resulted from the introduction of South Korea in November, 1996 coupled with increased retail sales in Hong Kong.

Retail sales in Europe were relatively consistent for the three and six months ended June 30, 1997 as compared to the prior year. Within the region, retail sales for the same periods in Russia increased $2.3 million, or 6.3%, and $18.4 million, or 29.8%, respectively. Italy, Norway, Sweden and the Netherlands also posted strong retail sales increases for the three and six month periods ended June 30, 1997 as compared to the prior year. Offsetting the retail sales increases were declines in Germany, South Africa and Finland. Retail sales in Germany for the three and six months ended June 30, 1997 decreased $3.1 million, or 22.1%, and $10.5 million, or 33.6%, respectively, as compared to 1996. Although retail sales in Germany declined in comparison to the prior year periods, they have remained relatively stable over the past three quarters.

In The Americas, the decline in retail sales primarily resulted from sales declines in Brazil. These declines were partially offset by retail sales increases in the U.S., Mexico and Canada and additional retail sales resulting from the opening of Chile in March, 1997. The decrease in retail sales in Brazil is primarily due to a difficult regulatory environment which, among other factors, has impeded the introduction of new products within the country . The Company continues to pursue approval of new products within Brazil. Within The Americas, U.S. retail sales for the three months ended June 30, 1997 increased $6.6 million, or 9.4%, to $76.1 million as compared to $69.5 million in the prior year. For the six months ended June 30, 1997, U.S. retail sales decreased $3.5 million, or 2.3%, as compared to $151.4 million in 1996. The U.S., as a percentage of worldwide sales for the three and six month periods ended June 30, 1997, was 21.7% and 22.0%, respectively, as compared to 24.5% and 27.0% for the same periods last year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Comparison of Second Quarter and Year-to-Date 1997 to 1996 (Continued)

Retail Sales by Product Segments (dollars in millions):

                                 Three Months Ended June 30, Six Months Ended June 30,
                                 --------------------------- -------------------------
                                                     %                          %
                                   1996     1997   Change   1996     1997     Change
                                   ------   -----    -----  ------   -----    ----
Weight Management                  $210.1   $247.2   17.7   $406.8   $470.4   15.6
Food & Dietary Supplements           39.3     48.7   23.9     79.9     93.0   16.4
Personal Care                        19.5     37.0   89.7     44.2     79.4   79.6
Literature/ Promotional/ Other       15.0     17.1   14.0     29.6     31.2    5.4
                                   ------   -----    -----  ------   -----    ----

   Total Retail Sales              $283.9   $350.0   23.3   $560.5   $674.0   20.2
                                   ======   =====    ====   ======   ======   ====

For the three and six month periods ended June 30, 1997, retail sales in all the product segments demonstrated strong growth as compared to the prior year periods. The increase in Personal Care retail sales primarily resulted from a strong reception of the product line in Japan and the introduction in Russia during July 1996. The increases in the remaining categories were primarily due to the same factors identified in the geographical segment discussion above.

Operating Information:

Gross profit of $81.6 million and $155.0 million for the three and six months ended June 30, 1997, respectively, was $16.3 million, or 25.0%, and $27.1 million, or 21.2%, higher than gross profit of $65.3 million and $127.9 million in the prior year, respectively. As a percentage of retail sales, gross profit for the three and six months ended June 30, 1997 as compared to the same periods in the prior year increased from 23.0% to 23.3% and 22.8% to 23.0%, respectively. The increase in gross profit as a percentage of retail sales primarily resulted from the proportional increase in retail sales in Japan, which has a higher gross profit margin due to favorable product pricing. Partially offsetting the gross profit increase were additional royalty override expenses resulting from a special 1997 distributor incentive program designed to motivate distributors to achieve incremental growth.

Marketing, distribution and administrative expenses, as a percentage of retail sales, declined to 17.2% and 17.1% for the three and six month periods ended June 30, 1997 as compared to 17.5% for the same periods in 1996, respectively. These expenses for the same periods increased 21.6% and 17.1% to $60.3 million and $115.1 million from $49.6 million and $98.3 million in the prior year, respectively. The increase resulted from: (a) higher in-country distribution expenses primarily due to facility and staff expansions in Japan and new country openings in South Korea, Chile, and Thailand, (b) higher administrative expenses due to staff additions and other costs related primarily to supporting sales expansion in foreign countries, and (c) higher marketing costs resulting from increased sales event activity in 1997.

The recent devaluation of the Japanese Yen against the U.S. dollar resulted in proportionately lower revenues, expenses, and ultimately income when translated into the U.S. dollar reporting currency. The effect of the devalued Japanese Yen on the Company's net income per fully diluted share for the three and six month periods ended June 30, 1997 was approximately $.06 and $.14, respectively, as compared to the exchange rates in effect for the same periods in the prior year. The effect of foreign currency changes in countries other than Japan was not material to the operations of the Company.

Income taxes of $8.6 million and $16.2 million for the three and six months ended June 30, 1997 increased from $6.2 million and $11.8 million in the prior year, respectively. As a percentage of pre-tax income, income taxes increased from 37.5% in 1996 to 38.5% in 1997. The increase is due in part to an increased proportion of profits in countries which have a higher effective tax rate.

Net income for the three and six months ended June 30, 1997 increased 31.7% and 30.5% to $13.7 million and $25.6 million, respectively, from $10.4 million and $19.6 million reported in the corresponding periods a year earlier.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations  (Continued)

Comparison of Second Quarter and Year-to-Date 1997 to 1996 (Continued)

Liquidity and Capital Resources:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the six months ended June 30, 1997, net cash provided by operating activities was $15.0 million, compared to $20.1 million for the same period in 1996. The decrease primarily resulted from (i) liquidity needed to fund the payment of additional expenses accrued at December 31, 1996, including the president's team bonus, and to fund certain employee benefit plans; (ii) higher credit card receivable balances primarily resulting from new and existing country expansion; (iii) reductions in accounts payable primarily resulting from timing issues; and (iv) increased inventory levels required to support the Company's growth. These reductions were partially offset by increased net income and additional liquidity provided by increases in the advanced sales balances as compared to significant reductions in the prior year.

Capital expenditures for the six months ended June 30, 1997 were $7.0 million compared to $5.9 million for the prior year. The majority of the 1997 expenditures resulted from the expansion of office facilities and equipment in the U.S. and to support growth in Japan. For 1997, the Company is planning to invest approximately $11 million in management information systems and expansion of new and existing facilities. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that approximately $7 million will be required for pre-opening expenses and capital expenditures associated with its 1997 new market expansion activities.

Stockholders' equity increased $11.9 million to $150.4 million during the six months ended June 30, 1997. In 1997, net income of $25.6 million and the issuance of capital stock, including related tax benefits, of $4.7 million were partially offset by $9.2 million of dividends declared and stock repurchases of $8.4 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

Cash and cash equivalents totaled $75.4 million at June 30, 1997 compared to $87.5 million at December 31, 1996. At June 30, 1997, the Company's cash, cash equivalents and marketable securities aggregate balance was $121.8 million, which represents a $9.3 million decrease from the balance as of December 31, 1996.

In June, 1997, the Company informed its exclusive suppliers of weight management and food and dietary supplement products that it would not exercise it's right to automatically renew its existing supply agreements for a five-year period beginning in January, 1998. The Company continues to negotiate with its suppliers for replacement contracts and is also developing contingency plans with several alternative manufacturers if agreements with its current suppliers are not executed. If new contracts are entered with alternative manufacturers, the Company expects to incur additional costs during the transition; however, these costs are not expected to have a material impact to the financial position of the Company.

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are made in U.S. dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. The Company from time to time enters into forward exchange contracts and other hedging arrangements to manage its foreign exchange risk on intercompany transactions. During the second quarter of 1997, the Japanese Yen and the British Pound strengthened against the U.S. dollar while the Brazilian Real depreciated against the U.S. Dollar. As a result, foreign exchange gains of $2.6 million were recorded for the six months ended June 30, 1997 as compared to a loss of $2.2 million for the same period in 1996.

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

         None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on May 29, 1997 in Beverly Hills, California, 29,219,607 shares of the Company's common stock were present either in person or by proxies solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

         The Stockholders voted on the following matters:

         To elect six directors to serve on the Company's Board of Directors;

                                                                         Number                  Number
                                                                       of Shares                 of Shares
                                                                          For                    Withheld
                                                                       ----------                ---------
         Mark Hughes                                                   28,830,006                389,601
         Christopher Pair                                              28,912,892                306,715
         Michael Rosen                                                 28,907,825                311,782
         Edward J. Hall                                                28,937,004                282,603
         Alan Liker                                                    28,937,004                282,603
         Christopher M. Miner                                          28,937,389                282,218



         To amend and restate the company's Amended and Restated 1991 Stock Option Plan (the "Option Plan'), among other things, to increase the aggregate number of shares which may be issued upon exercise of all options granted under the Option Plan (excluding shares previously issued upon option exercise but including shares subject to existing outstanding options) from 5,400,000 to 6,800,000 and to increase the aggregate number of stock options a participant under the Option Plan may be awarded during any single calendar year from 500,000 to 1,500,000.

                                                                                                 Percent of
                                                                          Shares                Shares Voting
                                                                        ---------                ------------
         Votes For                                                      20,485,953                     76%
         Votes Against                                                   6,436,976                     24%
         Votes Abstaining                                                   60,362                       -
         Broker Non-Votes                                                2,236,316                     n/a


Item 5. OTHER INFORMATION
         None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                                                   HERBALIFE INTERNATIONAL, INC.
                                                           EXHIBIT INDEX
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit Number      Description                                                                                 Page No./(Footnote)
-----------------------------------------------------------------------------------------------------------------------------------

    3.1             Articles of Incorporation                                                                           (2)
    3.2             Articles of Amendment to the Articles of Incorporation dated December 10, 1986                      (2)
    3.3             Articles of Amendment to the Articles of Incorporation dated November 22, 1989                      (2)
    3.4             Certificate of Determination relating to the Company's Senior Convertible
                    Preferred Stock dated February 11, 1993                                                             (6)
    3.5             Certificate of Amendment to Articles of Incorporation dated May 14, 1993                            (6)
    3.6             Amended and Restated Bylaws                                                                         (6)
    4.1             Form of Common Stock Certificate                                                                    (6)
   10.1             Agreement between Herbalife International of America, Inc. and D&F
                    Industries, Inc. dated May 12, 1993                                                                 (6)
   10.2             Agreement between Herbalife International of America, Inc. and Raven Industries, Inc.
                    dated May 12, 1993                                                                                  (6)
   10.3             Agreement between Herbalife International of America, Inc. and Dynamic Products, Inc.
                    dated May 12, 1993                                                                                  (6)
   10.4             Master Lease between the Company and Trizec Properties, Inc. dated July 17, 1991                    (4)
   10.5             Equipment Lease Agreement between the Company and Hewlett Packard dated May 21, 1992                (5)
   10.6             Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife
                    International, Inc. et al., Case No. 92767 in the Superior Court of the State of
                    California for the County of Santa Cruz                                                             (1)
   10.7             The Company's 1988 Incentive Plan                                                                   (1)
   10.8             The Company's 1991 Stock Option Plan, as amended                                                    (11)
   10.9             The Company's Executive Incentive Compensation Plan, as amended                                    (6),(11)
   10.10            Form of Individual Participation Agreement relating to the Company's Executive
                    Compensation Plan                                                                                   (6)
   10.11            Amendment to Employment Agreement between the Company and David Addis dated June 29,
                    1993                                                                                                (6)
   10.12            Form of Letter Agreement between the Compensation Committee of the Board of Directors
                    of the Company and Mark Hughes                                                                      (6)
   10.13            Form of Indemnity Agreement between the Company and certain officers and directors of
                    the Company                                                                                         (6)
   10.14            Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers and
                    directors of the Company                                                                            (6)
   10.15            Form of Stock Appreciation Rights Agreement between the Company and certain directors
                    of the Company                                                                                      (6)
   10.16            1994 Performance Based Annual Incentive Compensation Plan                                         (8), (11)
   10.17            Form of Promissory Note for Advances under the Company's 1994 Performance Based
                    Annual Incentive Compensation Plan                                                                  (9)
   10.18            Employment Agreement between the Company and Chris Pair dated April 3, 1994                         (7)
   10.19            Deferred Compensation Agreement between the Company and Michael Rosen                               (9)
   10.20            Office lease agreement between the Company and State Teacher's Retirement System,
                    dated July 20, 1995                                                                                (10)
   10.21            Form of stock appreciation rights agreements between the Company and certain
                    directors of the Company                                                                           (10)

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit Number      Description                                                                                 Page No./(Footnote)
-----------------------------------------------------------------------------------------------------------------------------------

   10.22            The Company's Senior Executive Deferred Compensation Plan, effective January 1, 1996                (10)
   10.23            The Company's Management Deferred Compensation Plan, effective January 1, 1996                      (10)
   10.24            Master Trust Agreement between the company and Imperial Trust Company, Inc.,
                    effective January 1, 1996                                                                           (10)
   10.25            The Company's 401K Plan                                                                             (10)
   10.26            Agreement Concerning Share Allocation Plan for Specific Directors of Herbalife of
                    Japan K.K. dated December 30, 1996.                                                                 (12)
   10.27            Consulting Agreement between David Addis and Herbalife of America, Inc. Dated January
                    27, 1997.                                                                                           (12)
   21               List of subsidiaries of the Company                                                                 (12)
   27               Financial Data Schedule                                                                             (13)
-----------------------------------------------------------------------------------------------------------------------------------

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



Date:  August 14, 1997


                          HERBALIFE INTERNATIONAL, INC.
                                   (Registrant)


                              By: /s/TIMOTHY GERRITY

                                 Timothy Gerrity
                           Executive Vice President and
                             Chief Financial Officer