Form 10-K405/A
period 1996-12-31
HERBALIFE INTERNATIONAL INC
filed 1997-10-01
CIK 791449

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to __________________

                         Commission file number 0-15712

                          HERBALIFE INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           Based upon the closing price of its Common Stock at February 28, 1997 of $21 per share, the aggregate market value of Registrant's outstanding Common Stock held by non-affiliates was approximately $264,670,000. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of this Form and the Registrant is not bound by this determination for any other purpose.)

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

================================================================================

EXPLANATORY NOTE: This Form 10-K/A of Herbalife International, Inc. amends the Annual Report on Form 10-K of the registrant for the registrant's fiscal year ended December 31, 1996. Specifically, this Form 10-K/A amends and restates Item 13, "Certain Relationships and Related Transactions," as incorporated into the Form 10-K from the registrant's proxy statement relating to the 1997 annual meeting of stockholders.


         ITEM 13 RESTATED CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        The Company purchases its powder products from Raven, one-third of whose stock is owned by Mark Hughes. In addition, one of the Company's tablet products, Activated Fiber, is manufactured by D&F pursuant to a licensing agreement with Dynamic, twenty percent and five percent of whose stock is owned by Mark Hughes and Dr. David B. Katzin, respectively. Dr. Katzin was a director of the Company until March 22, 1996 and an executive officer until December 31, 1996, and he is currently the Company's Executive Director of the Medical Advisory Board. Two individuals (not affiliates of the Company) are principal stockholders of each of D&F, Raven and Dynamic.

        In May 1993, the Company entered into requirements contracts with each of D&F, Raven and Dynamic that extend to January 1998 (subject to extension unless either party elects to terminate). Pursuant to these requirements contracts, the Company has agreed to purchase all of its requirements of powder products from Raven and all of its requirements of tablet, capsule, liquid, cream and lotion products from Dynamic or D&F to the extent each such manufacturer is capable or becomes capable of manufacturing such products. However, the Company has obtained waivers to permit the purchase of certain personal care products from other manufacturers. The requirements contracts also provide Raven, D&F and Dynamic with: (i) a right of first refusal to establish any manufacturing facility outside of North America that the Company proposes to develop or acquire; and (ii) the right to receive certain royalty payments in the event that such a manufacturing facility were constructed or acquired and the right of first refusal were not exercised.

        During 1996, the Company's purchases from Raven and Dynamic amounted to $53.2 million and $3.2 million, respectively. Mr. Hughes' share of the 1996 earnings of Raven and Dynamic and Dr. Katzin's share of the 1996 earnings of Dynamic totaled $5.6 million, $0.2 million and $56,000, respectively. In 1995, Mr. Hughes' share of the earnings of Raven and Dynamic totalled $2.6 million and $0.3 million, respectively, and Dr. Katzin's share of the earnings of Dynamic totalled $66,000. Management believes that the price paid under these requirements contracts is appropriate, taking into account the product research, development and formulation services provided by the companies.

        During 1996, the Company engaged Nutrient Research Consultants, Ltd., a California corporation ("Consultant"), which is wholly owned by Dr. Katzin, to perform consulting services. Such services consisted of assistance in distributor and supervisor education, identification of new product concepts, product reformulation and governmental and public relations. Consultant was engaged on a month-to-month basis pursuant to an oral agreement which had been in effect since the expiration of a written six-month contract entered into between Consultant and the Company in 1985. During the first three months of 1996, Consultant received $230,000 from the Company in consulting fees, whereafter he became an employee of the Company. Management believes that the terms of its agreement with Consultant fairly reflected the value of the services provided by Consultant.

        In January 1997, the Company entered into a Consulting Agreement with David R. Addis, the former Chief Counsel of the Company. The agreement provides for Mr. Addis to provide consulting services, as requested by the Company, through the end of 1997 in connection with the business and operations of the Company. Pursuant to the agreement, Mr. Addis is entitled to receive, among other things, the following: (i) base monthly compensation at the rate of $700,000 per annum through the end of 1997; (ii) $1,000,000 payable on January 1, 1998; (iii) vesting of 40,000 restricted shares of the Company's

Common Stock (originally granted pursuant to a preexisting employment agreement with Mr. Addis) on January 1, 1998; (iv) vesting of an option (originally granted pursuant to the preexisting employment agreement) to purchase 17,500 shares of Common Stock of the Company in November 1997, provided that services continue to be provided through that time; (v) forgiveness of $607,000 of the advances previously made to Mr. Addis; and (vi) certain other benefits described in the agreement.

        In accordance with the 1994 Plan, the Company made advances of targeted performance bonus amounts during 1994 to Mssrs. Hughes, Pair, Katzin, Addis and Rosen and during 1995 to Mr. Addis and during 1996 to Messrs. Hughes, Pair, Addis and Rosen. As of December 31, 1996, the remaining outstanding principal and accrued interest obligations of such individuals were $2,046,000 in the case of Mr. Hughes; $496,000 in the case of Mr. Pair; $168,000 in the case of Dr. Katzin; $1,098,000 in the case of Mr. Addis (of which $607,000 is being forgiven pursuant to Mr. Addis' consulting agreement as discussed above); and $160,000 in the case of Mr. Rosen. Each outstanding advance is a full recourse obligation of the executive with a maturity date of two years following the date of the advance. In addition, the advances bear interest at the applicable federal rate
(AFR) for two-year notes at the time of the advances. The rates for existing outstanding advances range from 5.31% to 7.93%. In addition, during 1996, the Company advanced Mr. Pair $53,000 (all of which was outstanding at year end) for the funding of insurance premiums, which advance likewise has a two-year maturity and bears interest at 5.75% per annum. As in the case of advances under the 1994 Plan, the Company intends to apply future earned bonuses to effect repayment of such advance.

        The Company has begun steps to pursue an initial public offering of shares of Herbalife Japan KK ("Herbalife Japan") in Japan. Herbalife Japan was formed in November 1992 as a wholly-owned subsidiary of the Company, and the Company commenced operations through that subsidiary in November 1993. The Company has conducted business in Japan, directly or through a license, since 1989. The Company's advisors have informed the Company that the public offering process in Japan is lengthy (offerings can take one to three years or longer to complete) and involves a detailed review, among other things, of the systems and procedures of the subject company by Japanese regulators. Consequently, there can be no assurance of a successful completion of the offering. Similarly, the Company has not yet determined whether to complete the offering, assuming regulatory approval is obtained. However, in preparation for the possible offering, in December 1996 the Company sold shares of Herbalife Japan to certain of the Company's directors and executive officers, as well as to resident managers of Herbalife Japan, as an incentive for increased efforts to facilitate the operation of the Herbalife Japan business and the success of the offering. The following table lists the purchasers of such shares, the number of shares purchased and the percentage of Herbalife Japan's outstanding shares represented thereby, and the purchase price paid to the Company by each individual:

                                          PERCENTAGE OF
                      NUMBER OF SHARES   HERBALIFE JAPAN     AGGREGATE
NAME                     PURCHASED           SHARES          PRICE (1)
----                       -----              -----          ----------
Mark Hughes.........       10.00             5.000%          $3,300,000
Christopher Pair....        1.15             0.575              379,500
Michael Rosen.......        1.15             0.575              379,500
Timothy Gerrity.....        1.15             0.575              379,500
Alan Liker..........        0.40             0.200              132,000
Other ..............        0.15             0.075               49,500

Total                      14.00             7.000%          $4,620,000

-------------------

(1) Purchase price for shares was denominated in Japanese yen; dollar amounts reflect conversion at the yen-to-dollar exchange rate in effect on the date of purchase.

        The purchase price for the shares was determined, in part, based upon a formula (the "Formula") prescribed by a Japanese regulatory authority responsible for certain aspects of public offerings of securities in that country, as applied to Herbalife Japan's 1995 results of operations. The Board of Directors of the Company separately sought and obtained a valuation of the shares from an independent investment banking firm, Houlihan, Lokey, Howard & Zukin, (Inc. ("Houlihan Lokey"), which rendered an opinion to the Board to the effect that the fair market value of the shares was greater than that determined under the Formula. Consequently, the purchase price per share was increased to the fair value of the shares as indicated in the Houlihan Lokey opinion. The Company's Board of Directors, based in part on the Houlihan Lokey opinion and the determination of price derived under the Formula (which is utilized generally in Japan in connection with public offerings) and taking into account the uncertainty of completion of the offering in Japan and other pertinent factors, has determined that the purchase price reflects the fair market value of the shares.

        For each of the foregoing individuals, the purchase price for the shares was paid to the Company approximately 30% in cash and approximately 70% in the form of a full recourse promissory note bearing interest at 6.31% per annum in the case of Mr. Hughes (loan denominated in U.S. dollars) and 2.125% per annum in the case of each individual other than Mr. Hughes (loans denominated in Japanese yen), with principal payable in five equal annual installments on the first five anniversaries of the date of the purchase of shares and accrued interest payable at the same time as principal.

        In the event that the offering is completed in Japan, regulations in that country will preclude any of the foregoing individuals from selling shares in the public market for one year following the offering. Neither the Company nor Herbalife Japan has entered into any agreement or arrangement with the above individuals to repurchase the shares of Herbalife Japan purchased by them in the event that the offering is not completed.

           In February 1997, the Company engaged Mr. Liker, a director of the Company, to provide consulting services through the end of 1997 in connection with the offering in Japan. Under the terms of the Company's oral agreement with Mr. Liker, Mr. Liker is to receive $80,000 in 1997 from the Company for such services.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  October 1, 1997


                        HERBALIFE INTERNATIONAL, INC.

                                  (Registrant)


                        By: /s/ TIMOTHY GERRITY
                           ----------------------------------
                                 Timothy Gerrity
                          Executive Vice President and
                             Chief Financial Officer