Form 10-Q
period 1997-09-30
HERBALIFE INTERNATIONAL INC
filed 1997-11-12
CIK 791449

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to _______________________

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

                              Yes          No
                                  -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of each of the registrant's classes of Common Stock, as of October 31, 1997: 30,652,155.



================================================================================

                          HERBALIFE INTERNATIONAL, INC.

                   Index to Financial Statements and Exhibits

           Filed with the Quarterly Report of the Company on Form 10-Q

                  For the Nine Months Ended September 30, 1997


                         PART I. FINANCIAL INFORMATION


                                                                     Page No.
                                                                     --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets                                   2-3

         Consolidated Statements of Income                              4

         Consolidated Statements of Cash Flows                          5

         Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial             7-10
         Condition and Results of Operations

                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             11

Item 2.  Changes in Securities                                         11

Item 3.  Defaults Upon Senior Securities                               11

Item 4.  Submission of Matters to a Vote of Security Holders           11

Item 5.  Other Information                                             11

Item 6.  Exhibits and Reports on Form 8-K                             12-13

Signature                                                              14

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                     ASSETS



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                              December 31,        September 30,
                                                                  1996                1997
                                                              ------------        -------------
         CURRENT ASSETS:

           Cash and cash equivalents                          $ 87,481,000        $ 76,833,000

           Marketable securities                                43,558,000          48,226,000

           Receivables                                          29,258,000          39,748,000

           Inventories                                          46,204,000          62,261,000

           Prepaid income taxes                                  1,821,000           2,868,000

           Prepaid expenses and other current assets             5,243,000           9,837,000

           Deferred income taxes                                15,882,000          16,120,000
                                                              ------------        ------------

         Total current assets                                  229,447,000         255,893,000
                                                              ------------        ------------

         Property - at cost                                     52,377,000          63,151,000

           Less accumulated depreciation and amortization      (27,404,000)        (32,562,000)
                                                              ------------        ------------

         Property-net                                           24,973,000          30,589,000

         Other assets                                           11,062,000          14,322,000

         Goodwill, net of accumulated amortization of
           $1,225,000 (1996)  and $1,354,000 (1997)              3,632,000           3,503,000
                                                              ------------        ------------

         TOTAL                                                $269,114,000        $304,307,000
                                                              ============        ============












         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              December 31,       September 30,
                                                                  1996               1997
                                                              ------------       -------------
         CURRENT LIABILITIES:
           Accounts payable                                    $17,287,000        $16,018,000

           Royalty overrides                                    42,676,000         53,419,000

           Accrued expenses                                     35,960,000         38,626,000

           Dividends payable                                     4,453,000          4,598,000

           Current portion of contracts payable and
             bank loans                                          2,493,000          1,352,000

           Advance sales deposits                                9,045,000         13,800,000

           Income taxes payable                                  7,871,000          2,647,000
                                                              ------------       ------------

         Total current liabilities                             119,785,000        130,460,000

         NON-CURRENT LIABILITIES:

           Contracts payable, net of current portion             2,306,000          3,219,000

           Deferred income taxes                                 1,103,000          1,516,000

           Other non-current liabilities and
             deferred credits                                    6,780,000          9,700,000
                                                              ------------       ------------

         Total liabilities                                     129,974,000        144,895,000
                                                              ------------       ------------

         MINORITY INTEREST                                         672,000          1,186,000
                                                              ------------       ------------

         STOCKHOLDERS' EQUITY:

           Common stock, $.01 par value; authorized
             100,000,000 shares, issued 30,205,338
             (1996) and 30,652,155 (1997) shares                   302,000            307,000

           Paid-in-capital in excess of par value               43,258,000         48,101,000

           Retained earnings includes cumulative
             translation adjustment of $(981,000)
             (1996) and $(2,951,000) (1997)                     95,353,000        119,555,000

           Treasury stock                                                          (9,395,000)

           Unearned compensation                                  (412,000)          (217,000)

           Unrealized loss on marketable securities                (33,000)          (125,000)
                                                              ------------       ------------

         Total stockholders' equity                            138,468,000        158,226,000
                                                              ------------       ------------

         TOTAL                                                $269,114,000       $304,307,000
                                                              ============       ============






         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                             Three Months Ended               Nine Months Ended
                                                       September 30,     September 30,   September 30,   September 30,
                                                           1996              1997            1996             1997
                                                       -------------     -------------   -------------   --------------
Retail sales                                           $ 306,697,000     $ 393,894,000   $ 867,203,000   $1,067,858,000

  Less: Distributor allowances on product purchases     (145,956,000)     (186,667,000)   (409,984,000)    (505,764,000)
                                                       -------------     -------------   -------------   --------------
Net sales                                                160,741,000       207,227,000     457,219,000      562,094,000
  Cost of sales                                           42,435,000        53,676,000     123,914,000      147,527,000
  Royalty overrides                                       46,943,000        61,438,000     134,091,000      167,466,000
  Marketing, distribution & administrative expenses       53,571,000        70,204,000     151,878,000      185,302,000
  Interest income - net                                    1,154,000         1,402,000       3,004,000        3,550,000
                                                       -------------     -------------   -------------   --------------
Income before income taxes and minority interest          18,946,000        23,311,000      50,340,000       65,349,000
  Income taxes                                             7,607,000         8,975,000      19,379,000       25,159,000
                                                       -------------     -------------   -------------   --------------
Income before minority interest                           11,339,000        14,336,000      30,961,000       40,190,000
  Minority interest                                                             83,000                          321,000
                                                       -------------     -------------   -------------   --------------
NET INCOME                                             $  11,339,000      $ 14,253,000   $  30,961,000   $   39,869,000
                                                       =============      ============   =============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Primary                                                 31,234,254        31,468,244      31,086,449       31,559,708
  Fully diluted                                           31,460,225        31,897,482      31,393,539       31,890,846

EARNINGS PER SHARE
  Primary                                                      $0.36             $0.45           $1.00            $1.26
                                                       =============      ============   =============   ==============
  Fully diluted                                                $0.36             $0.45           $0.99            $1.25
                                                       =============      ============   =============   ==============

CASH DIVIDENDS PER COMMON SHARE                                $0.15             $0.15           $0.45            $0.45
                                                       =============      ============   =============   ==============













         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              NINE MONTHS ENDED
                                                        September 30,      September 30,
                                                            1996               1997
                                                        -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $ 30,961,000       $ 39,869,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          7,254,000          7,385,000
    Deferred income taxes                                  2,065,000            468,000
    Amortization of unearned compensation                    604,000            195,000
    Stock Grant                                                                 582,000
    Unrealized foreign exchange loss                         312,000            761,000
    Minority interest in earnings                                               321,000
    Other                                                    438,000            151,000
    Changes in operating assets and liabilities:
       Receivables                                        (8,991,000)       (10,978,000)
       Inventories                                        (1,159,000)       (17,836,000)
       Prepaid expenses and other current assets          (3,643,000)        (6,415,000)
       Other assets                                       (1,056,000)        (4,932,000)
       Accounts payable                                     (424,000)            68,000
       Royalty overrides                                   6,082,000         11,865,000
       Accrued expenses                                   17,555,000          2,886,000
       Advance sales deposits                             (6,832,000)         5,180,000
       Income taxes payable                                  321,000         (3,466,000)
       Other liabilities                                     (74,000)         3,112,000
                                                        ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 43,413,000         29,216,000
                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property                               (11,017,000)       (10,518,000)
     Proceeds from sale of property                           26,000             89,000
     Changes in marketable securities                      3,580,000         (4,760,000)
                                                        ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                     (7,411,000)       (15,189,000)
                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                      (13,403,000)       (13,635,000)
     Additions to loans payable                                                 180,000
     Principal payments on loans payable                  (1,244,000)        (2,328,000)
     Exercise of stock options                               502,000          3,134,000
     Stock repurchases                                    (5,448,000)        (9,395,000)
     Other
                                                        ------------       ------------
NET CASH USED BY FINANCING ACTIVITIES                    (19,593,000)       (22,044,000)
                                                        ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (1,523,000)        (2,631,000)
                                                        ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   14,886,000        (10,648,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1                    69,176,000         87,481,000
                                                        ------------       ------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30               $ 84,062,000       $ 76,833,000
                                                        ============       ============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1996 and 1997.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. SFAS 128 will be adopted by the Company at December 31, 1997 and earnings per share will be restated upon adoption. Had earnings per share been determined consistent with SFAS 128, basic and diluted earnings per share would have been:

                                                 Three Months Ended              Nine Months Ended
                                            ----------------------------    -----------------------------
                                            September 30,  September 30,    September 30,   September 30,
                                                 1996           1997            1996            1997
                                            -------------  -------------    -------------   -------------
     Basic earnings per share                     $0.38          $0.47            $1.04          $1.32
     Diluted earning per share                    $0.36          $0.45            $1.00          $1.26

     Weighted average shares outstanding
       Basic                                 29,653,701     30,107,590       29,704,468      30,184,441
       Diluted                               31,234,254     31,468,244       31,086,449      31,559,708

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF THIRD QUARTER AND YEAR-TO-DATE 1997 TO 1996

Retail sales for the three and nine months ended September 30, 1997 increased 28.4% and 23.1% to $393.9 million and $1,067.9 million, respectively, as compared to sales of $306.7 million and $867.2 million for the corresponding periods of the prior year.


RETAIL SALES BY GEOGRAPHICAL SEGMENTS (DOLLARS IN MILLIONS):

                                  Three Months Ended September 30,      Nine Months Ended September 30,
                                  --------------------------------      -------------------------------
                                                             %                                      %
                                    1997        1996       Change        1997          1996       Change
                                   ------      ------      ------      --------       ------      ------
   Asia/Pacific Rim                $182.4      $114.9       58.7         $448.5       $240.7       86.3
   Europe                           109.6       106.7        2.7          329.2        324.4        1.5
   Americas                         101.9        85.1       19.7          290.2        302.1       (3.9)
                                   ------      ------       ----       --------       ------       ----
   Total Retail Sales              $393.9      $306.7       28.4       $1,067.9       $867.2       23.1
                                   ======      ======       ====       ========       ======       ====


Retail sales increases in Asia/Pacific Rim continued to result from strong retail sales in Japan and Taiwan. For the three and nine months ended September 30, 1997, retail sales in Japan increased $52.0 million, or 54.1%, and $166.0 million, or 84.0%, respectively. Given the rapid increase in retail sales in Japan to current high levels, retail sales in Japan are not expected to continue to increase at historic rates. In Taiwan, retail sales for the three and nine months ended September 30, 1997 increased $4.1 million, or 52.3%, and $21.5 million, or 147.0%, respectively. Retail sales in other Asia/Pacific Rim countries for the three and nine months ended September 30, 1997 increased $11.4 million, or 103.8%, and $20.3 million, or 71.0%, respectively, as compared to the corresponding periods in 1996. The increases in the other Asia/Pacific Rim countries resulted from the opening of South Korea in November, 1996 and Thailand in June 1997 coupled with increased retail sales in Hong Kong.

Retail sales in Europe increased $2.9 million, or 2.7%, and $4.8 million, or 1.5%, for the three and nine months ended September 30, 1997 as compared to the prior year, respectively. Within the region, retail sales in Italy increased $3.9 million, or 29.2%, and $8.4 million, or 21.5%, respectively. Retail sales in Russia declined $2.6 million, or 6.5%, for the three month period; however, retail sales increased $15.8 million, or 15.5%, for the nine month period. Offsetting the retail sales increases were declines in Germany and South Africa. Retail sales in Germany and South Africa decreased $1.4 million and $1.0 million, respectively for the three months ended September 30, 1997, and $11.9 million and $9.5 million, respectively, for the nine months ended September 30, 1997. Although retail sales in Germany and South Africa declined in comparison to the prior year periods, they have remained relatively stable over the past four quarters.

In The Americas, the increase in retail sales for the three months ended September 30, 1997 primarily resulted from retail sales increases of $13.3 million, or 21.2% in the United States. Third quarter retail sales in Brazil were $13.1 million, or 7.7% lower than the same period in 1996; however, retail sales for the quarter improved in comparison to the first and second quarters of 1997. For the nine months ended September 30, 1997, the decrease in retail sales primarily resulted from retail sales decreases in Brazil of $27.5 million, or 44.6%. The retail sales decrease in Brazil is primarily due to a difficult regulatory environment which, among other factors, has impeded the introduction of new products within the country. The Company continues to pursue approval of new products within Brazil. The retail sales decrease in Brazil was partially offset by retail sales increases in the U.S. and additional retail sales resulting from the opening of Chile in March, 1997. United States retail sales for the nine months ended September 30, 1997 increased $9.8 million, or 4.6%, to $223.9 million as compared to $214.1 million in the prior year. The U.S., as a percentage of worldwide sales for the three and nine month periods ended September 30, 1997, was 19.3% and 21.0%, respectively, as compared to 20.5% and 24.7% for the same periods last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONTINUED)

COMPARISON OF THIRD QUARTER AND YEAR-TO-DATE 1997 TO 1996 (CONTINUED)

RETAIL SALES BY PRODUCT SEGMENTS (DOLLARS IN MILLIONS):

                                  Three Months Ended September 30,      Nine Months Ended September 30,
                                  --------------------------------      -------------------------------
                                                              %                                      %
                                   1997         1996        Change       1997          1996        Change
                                  ------       ------       ------     --------       ------       ------
Weight Management                 $275.7       $221.2        24.6        $746.0       $627.9        18.8
Food &  Dietary Supplements         61.4         41.3        48.7         154.5        121.3        27.4
Personal Care                       36.8         29.9        23.1         116.2         74.1        56.8
Literature/ Promotional/ Other      20.0         14.3        39.9          51.2         43.9        16.6
                                  ------       ------        ----      --------       ------        ----
   Total Retail Sales             $393.9       $306.7        28.4      $1,067.9       $867.2        23.1
                                  ======       ======        ====      ========       ======        ====

For the three and nine month periods ended September 30, 1997, retail sales in all the product segments demonstrated strong growth as compared to the prior year periods. The increase in Personal Care retail sales primarily resulted from a strong reception of the product line in Japan and it's introduction in Russia during July 1996. The increases in the remaining categories were primarily due to the same factors identified in the geographical segment discussion above.

OPERATING INFORMATION:

Gross profit of $92.1 million and $247.1 million for the three and nine months ended September 30, 1997, respectively, was $20.8 million, or 29.1%, and $47.9 million, or 24.0%, higher than gross profit of $71.4 million and $199.2 million in the prior year, respectively. As a percentage of retail sales, gross profit for the three and nine months ended September 30, 1997 as compared to the same periods in the prior year increased from 23.3% to 23.4% and 23.0% to 23.1%, respectively. The increase in gross profit as a percentage of retail sales primarily resulted from the proportional increase in retail sales in Japan, which has a higher gross profit margin due to favorable product pricing. Partially offsetting the gross profit increase were additional royalty override expenses resulting from a special 1997 distributor incentive program designed to motivate distributors to achieve incremental sales growth.

Marketing, distribution and administrative expenses, as a percentage of retail sales, were 17.8% and 17.4% for the three and nine month periods ended September 30, 1997 as compared to 17.5% for the same periods in 1996, respectively. These expenses for the same periods increased 31.0% and 22.0% to $70.2 million and $185.3 million from $53.6 million and $151.9 million in the prior year, respectively. The increase resulted from: (a) higher in-country distribution expenses primarily due to facility and staff expansions in Japan and new country openings in South Korea, Chile, and Thailand, (b) higher administrative expenses due to staff additions and other costs related primarily to supporting sales expansion in foreign countries, and (c) higher marketing costs resulting from increased sales event activity in 1997.

The weakening of the Japanese Yen against the U.S. Dollar during 1997 resulted in proportionately lower revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. The effect of the weaker Japanese Yen on the Company's net income per fully diluted share for the three and nine month periods ended September 30, 1997 was approximately $.06 and $.19, respectively, as compared to the exchange rates in effect for the same periods in the prior year. The effect of foreign currency changes of this nature in countries other than Japan was not material to the operations of the Company.

Income taxes of $9.0 million and $25.2 million for the three and nine months ended September 30, 1997 increased from $7.6 million and $19.4 million in the prior year, respectively. As a percentage of pre-tax income, income taxes remained unchanged at 38.5% in 1997.

Net income for the three and nine months ended September 30, 1997 increased 25.7% and 28.8% to $14.3 million and $39.9 million, respectively, from $11.3 million and $31.0 million reported in the corresponding prior year periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONTINUED)

COMPARISON OF THIRD QUARTER AND YEAR-TO-DATE 1997 TO 1996 (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the nine months ended September 30, 1997, net cash provided by operating activities was $29.2 million, compared to $43.4 million for the same period in 1996. The decrease primarily resulted from (i) increased inventory levels required to support the Company's growth; and (ii) higher credit card receivable balances primarily resulting from new and existing country expansion. These reductions were partially offset by increased net income and additional cash flow provided by increases in advanced sales balances.

Capital expenditures for the nine months ended September 30, 1997 were $10.5 million compared to $11.0 million for the prior year. The majority of the 1997 expenditures resulted from the expansion of office facilities and equipment in the U.S. and to support growth in Japan. For 1997, the Company is planning to invest approximately $12 million in management information systems and expansion of new and existing facilities. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that up to $7 million will be required for pre-opening expenses, capital expenditures and other operating cash flow needs associated with its 1997 new market expansion activities.

Stockholders' equity increased $19.8 million to $158.2 million during the nine months ended September 30, 1997. In 1997, net income of $39.9 million and the issuance of capital stock, including related tax benefits, of $5.1 million were partially offset by $13.7 million of dividends declared and stock repurchases of $9.4 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

Cash and cash equivalents totaled $76.8 million at September 30, 1997 compared to $87.5 million at December 31, 1996. At September 30, 1997, the Company's cash, cash equivalents and marketable securities aggregate balance was $125.1 million, which represents a $6.0 million decrease from the balance as of December 31, 1996.

In September, 1997, the Company entered into new agreements with its suppliers of weight management and food and dietary supplement products. The new contracts become effective January 12, 1998 and replace the previous contracts currently in effect. The contracts provide, among other things, the ability for the Company to source and develop products from other third party manufacturers, within certain contractual limitations. The new contracts provide the opportunity for cost savings for certain products, however the realization of any product cost savings will be affected by the Company's future product development.

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are made in U.S. Dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. Dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. The Company from time to time enters into forward exchange contracts and other hedging arrangements to manage its foreign exchange risk on intercompany transactions. During the third quarter of 1997, the British Pound and several Asian currencies weakened against the U.S. Dollar resulting in foreign exchange losses of $1.9 million as compared to a gain of $.2 million in the third quarter of 1996. For the nine months ended September 30, 1997, exchange gains of $.7 million were recognized as compared to $1.9 million of exchange losses in the prior year.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        The Company has announced that its Board has proposed a dual class recapitalization plan designed to increase financial flexibility for the Company and its shareholders. Under the proposal, the Company would effect a 1-for-3 reverse stock split and reclassify each resulting share as a share of Class A Common Stock. Immediately thereafter, two shares of Class B Common Stock would be distributed as a non-taxable dividend for each share of Class A Stock outstanding. To illustrate, a hypothetical Herbalife shareholder who owns 300 shares currently, after the recapitalization would own 100 Class A voting shares and 200 Class B non voting shares. The proposed recapitalization would not impact the Company's total number of shares outstanding, which currently approximate 30 million, so the transaction would not impact earnings per share. In addition, relative voting control for all existing shareholders would remain unchanged, as existing shareholders would subsequently own identical percentages of the new Class A voting shares. The Class A Common Stock and Class B Common Stock would be substantially identical, except that the Class A Common Stock would be entitled to full voting rights while the Class B Common Stock would be entitled to voting rights only as required by law and as provided in the Company's proposed amended and restated articles of incorporation. Additionally, the two classes of stock would be subject to different rights, preferences and privileges as set forth in the proxy statement filed by the Company with the Securities and Exchange Commission concerning the proposed recapitalization.

        A special meeting of shareholders of the Company to seek approval of the recapitalization is currently scheduled for December 11, 1997, and the record date for voting at the meeting has been set as October 31, 1997. Mr. Mark Hughes, the Company's founder, Chairman, President, Chief Executive Officer and majority shareholder, has indicated that he intends to vote for the proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

                          HERBALIFE INTERNATIONAL, INC.
                                  EXHIBIT INDEX

--------------------------------------------------------------------------------------------------------------
Exhibit Number     Description                                                            Page No./(Footnote)
--------------------------------------------------------------------------------------------------------------
3.1                Articles of Incorporation                                                      (2)
3.2                Articles of Amendment to the Articles of Incorporation dated
                   December 10, 1986                                                              (2)
3.3                Articles of Amendment to the Articles of Incorporation dated
                   November 22, 1989                                                              (2)
3.4                Certificate of Determination relating to the Company's Senior
                   Convertible Preferred Stock dated February 11, 1993                            (6)
3.5                Certificate of Amendment to Articles of Incorporation dated May 14, 1993       (6)
3.6                Amended and Restated Bylaws                                                    (6)
4.1                Form of Common Stock Certificate                                               (6)
10.1               Agreement between Herbalife International of America, Inc. and D&F
                   Industries, Inc. dated May 12, 1993                                            (6)
10.2               Agreement between Herbalife International of America, Inc. and Raven
                   Industries, Inc. dated May 12, 1993                                            (6)
10.3               Agreement between Herbalife International of America, Inc. and
                   Dynamic Products, Inc. dated May 12, 1993                                      (6)
10.4               Master Lease between the Company and Trizec Properties, Inc. dated
                   July 17, 1991                                                                  (4)
10.5               Equipment Lease Agreement between the Company and Hewlett Packard
                   dated May 21, 1992                                                             (5)
10.6               Final Judgment and Permanent Injunction, entered into on October,
                   1986 by the parties to that action entitled People of the State of
                   California, et al., v Herbalife International, Inc. et al., Case No.
                   92767 in the Superior Court of the State of California for the
                   County of Santa Cruz                                                           (1)
10.7               The Company's 1988 Incentive Plan                                              (1)
10.8               The Company's 1991 Stock Option Plan, as amended                               (11)
10.9               The Company's Executive Incentive Compensation Plan, as amended             (6), (11)
10.10              Form of Individual Participation Agreement relating to the Company's
                   Executive Compensation Plan                                                    (6)
10.11              Amendment to Employment Agreement between the Company and David
                   Addis dated June 29, 1993                                                      (6)
10.12              Form of Letter Agreement between the Compensation Committee of the
                   Board of Directors of the Company and Mark Hughes                              (6)
10.13              Form of Indemnity Agreement between the Company and certain officers
                   and directors of the Company                                                   (6)
10.14              Trust Agreement among the Company, Citicorp Trust, N.A. and certain
                   officers and directors of the Company                                          (6)
10.15              Form of Stock Appreciation Rights Agreement between the Company and
                   certain directors of the Company                                               (6)
10.16              1994 Performance Based Annual Incentive Compensation Plan                   (8), (11)
10.17              Form of Promissory Note for Advances under the Company's 1994
                   Performance Based Annual Incentive Compensation Plan                           (9)
10.18              Employment Agreement between the Company and Chris Pair dated
                   April 3, 1994                                                                  (7)
10.19              Deferred Compensation Agreement between the Company and Michael Rosen          (9)
10.20              Office lease agreement between the Company and State Teacher's
                   Retirement System, dated July 20, 1995                                         (10)
10.21              Form of stock appreciation rights agreements between the Company and
                   certain directors of the Company                                               (10)

--------------------------------------------------------------------------------------------------------------
Exhibit Number     Description                                                            Page No./(Footnote)
--------------------------------------------------------------------------------------------------------------
10.22              The Company's Senior Executive Deferred Compensation Plan, effective
                   January 1, 1996                                                                (10)
10.23              The Company's Management Deferred Compensation Plan, effective
                   January 1, 1996                                                                (10)
10.24              Master Trust Agreement between the company and Imperial Trust
                   Company, Inc., effective January 1, 1996                                       (10)
10.25              The Company's 401K Plan                                                        (10)
10.26              Agreement Concerning Share Allocation Plan for Specific Directors of
                   Herbalife of Japan K.K. dated December 30, 1996.                               (12)
10.27              Consulting Agreement between David Addis and Herbalife of America,
                   Inc. Dated January 27, 1997.                                                   (12)
10.28              Agreement between Herbalife International of America, Inc. and D&F
                   Industries, Inc. dated September 2, 1997                                       (13)
10.29              Agreement between Herbalife International of America, Inc. and
                   Dynamic Products, Inc. dated September 2, 1997                                 (13)
10.30              Agreement between Herbalife International of America, Inc. and Raven
                   Industries, Inc. d/b/a Omni-Pak Industries, dated September 2, 1997            (13)
21                 List of subsidiaries of the Company                                            (12)
27                 Financial Data Schedule                                                        (13)
--------------------------------------------------------------------------------------------------------------



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



Date: November 12, 1997


                          HERBALIFE INTERNATIONAL, INC.
                                  (Registrant)


                                        By: /s/ TIMOTHY GERRITY
                                            ---------------------------------
                                                Timothy Gerrity
                                          Executive Vice President and
                                            Chief Financial Officer