Form 10-K405
period 1997-12-31
HERBALIFE INTERNATIONAL INC
filed 1998-03-05
CIK 791449

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)



[x]   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________to_________________________

                         Commission file number 0-15712

                         HERBALIFE INTERNATIONAL, INC.
             ------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Class A Common Stock, $.01 Par Value
                                                              Class B Common Stock, $.01 Par Value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Aggregate market value of the Registrant's Class A and Class B Common Stock on February 23, 1998 held by nonaffiliates was approximately $272 Million. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of this Form and the Registrant is not bound by this determination for any other purpose.)

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

    The number of shares outstanding of the registrant as of February 23, 1998 was:
                    9,816,436 Shares of Class A Common Stock
                    19,277,473 Shares of Class B Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1997, are incorporated by reference in Part III of this Form.

================================================================================

FORWARD LOOKING STATEMENTS

   With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: the regulatory environment, consumer acceptance of network marketing, economic conditions in the countries the Company operates, the presence of possible competitors, adverse publicity and in-region cultural or demographic factors and other risks indicated in the Company's filings with the Securities and Exchange Commission, including the Company's filing of a registration statement on Form S-3 in February 1998.

ITEM 1. BUSINESS

BACKGROUND AND CORPORATE ORGANIZATION

GENERAL

  Herbalife International, Inc. (the "Company") is a network marketing company that sells a wide range of weight management products, food and dietary supplements and personal care products worldwide. As of December 31, 1997, the Company conducted business in 36 countries located in Asia/Pacific Rim, Europe and The Americas. Retail sales in those regions represented 43.2%, 30.4% and 26.4%, respectively, of the Company's total retail sales in 1997.

  The Company has experienced substantial growth in retail sales and net income in recent years. From 1992 to 1997, the Company's retail sales grew from $405.1 million to $1.49 billion, representing a compound annual growth rate of 29.8%. From 1992 to 1997, the Company's net income grew from $20.1 million to $54.7 million, representing a compound annual growth rate of 22.2%.

  The Company's products are marketed exclusively through a network marketing system. This system enables the Company's independent distributors to earn profits by selling Herbalife products to retail consumers or other distributors. Distributors may also develop their own distributor downline organizations by sponsoring other distributors to do business in any market where the Company operates, entitling the sponsors to receive royalty overrides (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

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

  In December 1997, the Company's common stock, par value $.01 per share (the "Old Common Stock") was reclassified into voting class A common stock ("Class A Stock") and non-voting class B common stock ("Class B Stock"). The reclassification of the Old Common Stock is referred to herein as the "Recapitalization," and the Class A Stock and Class B Stock are together referred to herein as the "Common Stock." See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments and Outlook" for a more detailed description of the Recapitalization.

  Herbalife International, Inc. operates through 43 wholly-owned domestic and foreign subsidiaries. Except as the context otherwise requires, references to "Herbalife" and the "Company" include Herbalife International, Inc. and its operating subsidiaries.

EXECUTIVE OFFICES

  The Company's executive offices are located at 1800 Century Park East, Los Angeles, California 90067. The Company's telephone number is (310) 410-9600.

GROWTH STRATEGY

  The Company plans to continue capitalizing on its strong operating platform and intends to pursue a growth strategy comprised of the following four principal elements:

  Expand Product Offerings and Develop New Product Lines. The Company is committed to expanding its product line by developing and offering new products and introducing existing products into markets where they are not currently offered. The timely introduction of new, high quality products creates sales opportunities for distributors, and also serves to generate enthusiasm among distributors and provide them with additional promotional opportunities to sell other Company products. During 1997, the Company introduced 17 new products (exclusive of flavor and color variations) and during 1998 the Company intends to introduce up to 40 new products (exclusive of flavor and color variations) in selected markets, including several additions to the weight management program, an important new line of personal care products and a new line of water purification systems. The Company will also seek to introduce additional new product lines in the future, including household products.

  Revitalize Sales in Certain Existing Markets. Management continually seeks to revitalize sales in markets, such as France, Germany, Italy and Spain, that have experienced an initial period of growth followed by a leveling off or decline in sales (see "Business-Geographic Areas of Operations") by, among other things, providing extensive training and motivational program support to distributors. In addition, the Company has created regional planning and strategy groups that include senior members of the Company's distributor base, increased focus on governmental relations and hired additional distributor support representatives. The Company also seeks to introduce annually in each targeted market additional products not previously offered. In certain markets, the Company has enhanced its presence and visibility by opening new, more attractive and conveniently located distributor sales centers. The Company believes that these initiatives favorably impact operations and the Company will continue to deploy these initiatives in an effort to provide a platform for renewed growth in the targeted markets in the future.

  Expand Into New Markets. The opening of new markets is an important component of the Company's business strategy. From January 1, 1992 through December 31, 1997, the Company has commenced operations in 26 new countries, consisting of six in Asia/Pacific Rim, 15 in Europe and five in The Americas. During 1997, these countries contributed $1.05 billion of retail sales, representing
70.4% of the Company's total retail sales. The Company believes there are numerous additional markets in which its network marketing system and products should prove successful. The Company opened new markets, Thailand and Chile, in 1997 and plans to open Turkey and Indonesia in 1998. Additional new markets currently under consideration include China, India, Colombia and Ecuador. The Company evaluates these and other new markets based, in part, on the Company's ability efficiently to create a distributor base in potential markets. In determining when and where to open new markets, the Company will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Company systems are in place to support the growth.

  Enhance Sales and Motivational Training. The Company will continue to seek to increase sales through its network marketing system by utilizing extensive training and motivational programs. The Company will also produce extravaganzas and other large scale events and numerous training and motivational programs worldwide. In addition, the Company will continue to offer extensive training programs through various methods of telecommunication, including broadcast faxes, pre-recorded telephone message services and live multi-lingual teleconferences on a global basis, and will seek to expand the motivational and training programming and audience of the HBN network. Approximately 20,000 HBN home systems are currently in place. The Company believes distributors frequently invite other distributors and customers into their homes to view the 2 to 3 hours of HBN network programming available each week.

PRODUCT OVERVIEW

  The Company's products include weight management products, food and dietary supplements, personal care products and educational and promotional materials. The Company currently markets 94 products, exclusive of variations in product flavors and colors, reformulations of products to satisfy regulatory requirements within a particular country and similar variations of the Company's basic product line. A limited number of the Company's personal care products are classified in the U.S. as OTC drugs.

  The following chart summarizes the number of products offered by the Company in its principal product categories as of December 31, 1997 and retail sales information by product category during the indicated periods.

                            PRODUCT SALES BY CATEGORY
                             (Dollars in Thousands)

                                                                Year Ended December 31,
                                    ----------------------------------------------------------------------------------
                                             1997                          1996                          1995
                                    ------------------------     ------------------------     ------------------------
                                                  Percent of                    Percent of                 Percent of
Product Category                                    Total                        Total                        Total
Product Category                      Retail        Retail          Retail       Retail        Retail         Retail
(Number of Products in Category)      Sales         Sales           Sales        Sales          Sales         Sales
--------------------------------    ----------    ----------     ----------    ----------     ----------    ----------
Weight Management(14)               $1,011,122          67.8%    $  854,410          71.2%    $  694,269          75.2%
Food and Dietary Supplements(22)       244,569          16.4%       168,371          14.0%        86,714           9.4%
Personal Care Products(58)             167,931          11.3%       116,938           9.7%       107,385          11.6%
Other                                   67,071           4.5%        60,425           5.1%        35,276           3.8%
                                    ----------                   ----------                   ----------
TOTAL                               $1,490,693                   $1,200,144                   $  923,644
                                    ==========                   ==========                   ==========

                     NUMBER OF PRODUCTS OFFERED BY CATEGORY
                           (AS OF DECEMBER 31, 1997)

                                                          NUMBER OF       NUMBER OF FOOD
                                                            WEIGHT         AND DIETARY          NUMBER OF        TOTAL NUMBER
                                                          MANAGEMENT         SUPPLEMENT       PERSONAL CARE       OF PRODUCTS
                                          YEAR             PRODUCTS           PRODUCTS           PRODUCTS           (94 IN
  COUNTRY                               ENTERED(1)       (14 IN TOTAL)     (22 IN TOTAL)       (58 IN TOTAL)         TOTAL)
---------------------------------       ---------        -------------    ---------------    ---------------     -------------
 ASIA/PACIFIC RIM
         Australia ..............           1982                  8                 7                 43               58
         New Zealand ............           1988                  8                 6                 42               56
         Hong Kong ..............           1992                  5                 1                 46               52
         Japan ..................           1993                  7                 2                 32               41
         Philippines ............           1994                  7                 0                  0                7
         Taiwan .................           1995                  4                 0                 36               40
         South Korea ............           1996                  3                 1                  0                4
         Thailand ...............           1997                  5                 0                 27               32
 EUROPE
         United Kingdom .........           1983                  7                 9                 46               62
         Israel .................           1989                  8                 3                 25               36
         Spain ..................           1989                  6                 2                 45               53
         France .................           1990                  7                 0                 44               51
         Germany ................           1991                  4                 0                 44               48
         Italy ..................           1992                  7                 2                 44               53
         Portugal ...............           1992                  5                 1                 45               51
         Czech Republic .........           1992                  7                 3                 29               39
         Netherlands ............           1993                  6                 1                 44               51
         Belgium ................           1994                  7                 4                 44               55
         Poland .................           1994                  5                 1                 20               26
         Denmark ................           1994                  7                 2                 44               53
         Sweden .................           1994                  7                 1                 44               52
         Russia .................           1995                 12                14                 31               57
         Switzerland ............           1995                  3                 0                 44               47
         Austria ................           1995                  2                 1                 44               47
         Norway .................           1995                  5                 1                 32               38
         Finland ................           1995                  8                 3                 32               43
         South Africa ...........           1995                  6                 2                 42               50
         Greece .................           1996                  2                 0                 44               46
 THE AMERICAS
         United States ..........           1980                 14                22                 52               88
         Canada .................           1982                  8                 8                 44               60
         Mexico .................           1989                 12                12                 24               48
         Dominican Republic .....           1994                  6                 0                  0                6
         Venezuela ..............           1994                  5                 0                 36               41
         Argentina ..............           1994                  6                 0                 34               40
         Brazil .................           1995                  6                 0                  0                6
         Chile ..................           1997                  5                 0                 19               24

-----------

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

Weight Management Products. A majority of the Company's sales are derived from the 14 weight management products that the Company markets as the Thermojetics(R) Weight-Management System. These weight management products include the following: (i) Formula 1, a protein powder in four different flavors designed as a meal replacement, (ii) the four Thermojetics(R) weight management tablets (original green, green, beige and yellow), (iii) Thermojetics(R) Herbal Concentrate, an herbal beverage blended from five natural botanicals, and (iv) a variety of other nutritional products, such as Cell-U-Loss(R), Activated Fiber, N.R.G. (Nature's Raw Guarana), Thermo-bond(R) and Aminogen(R). In addition, the Company has recently introduced four new products to the Thermojetics(R) system: Chew Slim(TM) herbal diet gum, WaferFull(TM) chewable wafers, MentaBalance(TM) amino acid and herbal supplement and CarboGuard(TM) micronutrient and herbal supplement.

  Food and Dietary Supplements. The Company's food and dietary supplements include a variety of products, each containing herbs, vitamins, minerals and other natural ingredients. Such products are sold under various names, including Herbal-Aloe, Florafiber, Xtra-Cal, Herbalifeline(R), Tang Kuei Plus, Male Factor 1000(R), Schizandra Plus(R) and A.M. Replenishing and P.M. Cleansing formula. In addition, in 1996, the Company launched its Health & Fitness Program and Bulk & Muscle Program, together with a Longetics Program designed for the needs of mature adults, which offer various products consisting of a protein drink mix, a multivitamin, mineral and herbal tablet and Cell Activator(R). In 1996, the Company also introduced products designed to meet the nutritional needs of children, consisting of Kindermins(R), a liquid multivitamin/ herbal formula, and Dinomins(TM), a chewable vitamin tablet.

  Personal Care Products. The Company's entire personal care product line is marketed under the name Dermajetics(R), which was initially launched in 1995. Currently, the Dermajetics(R) product line consists of the following products:
The Skin Survival Kit, consisting of a day and night moisturizer, a deep cleaning facial mask and a hydrating eye gel, all packaged in a cosmetic bag; Parfums Vitessence(TM), consisting of six eaux de toilette, three for men and three for women; Nature's Mirror(R), consisting of a cleanser, toner and moisturizer for each of three different skin types and four specialty care products; Good Hair Day, consisting of seven hair care products; Ocean Currents(R), consisting of three bath products; Aroma Vie(R), consisting of three aromatic soaps and oils; and other specialty personal care products, including Herbal Aloe Gel and Lotion, Super APR (Arthritis Pain Relief), a suncare line and Body Buffing and Toning Cream. In addition, during 1998 the Company intends to introduce a new line of color cosmetics (lipstick, mascara and related products) in selected markets.

  Educational and Promotional Materials. The Company also sells distributor kits, which an individual must purchase (at a worldwide average cost of approximately $87 per kit) in order to become a distributor of the Company, as well as other educational and promotional materials. Such materials include sales aids, informational videotapes and cassette recordings. Sales of distributor kits are not subject to distributor allowances (i.e., the Company receives the entire retail sales amount from the sale of distributor kits).

Home Technology Products. During 1998, the Company plans to launch its new AquaGenics(TM) line of home water purification systems. The AquaGenics(TM) line includes a state-of-the art drinking water filtration system and a shower-head water filter. In addition, the Company is in the developmental stage for other home technology products.

  Product Manufacturing and Development. The Company expands its product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, the Company's executives, staffs and consultants and outside parties. In advance of introducing products into its markets, local counsel and other representatives retained by the Company investigate product formulation matters as they relate to regulatory compliance and other issues. The Company's products are then reformulated to suit both the regulatory and marketing requirements of the particular market. See " -- Regulation."

  All of the Company's products are manufactured by outside companies. Raven Industries ("Raven") currently manufactures all of the Company's powder products, and D&F Industries ("D&F") currently supplies all of the Company's tablet and capsule products. For a number of years prior to 1998, the Company was subject to requirements contracts with each of Raven, D&F and Dynamic Products, Inc. ("Dynamic") pursuant to which the Company agreed to purchase all of its requirements of powder products from Raven and all of its requirements of tablet, capsule and certain other products from Dynamic or D&F, to the extent each such manufacturer was capable of manufacturing such products. In 1996 and 1997, aggregate purchases by the Company from Raven and D&F represented a majority of the Company's product purchases. In September 1997, the Company entered into new three-year agreements with Raven, D&F and Dynamic, pursuant to which revised pricing and other provisions became effective on January 12, 1998. The new contracts provide, among other things, the ability for the Company to source and develop products with other third party manufacturers, subject to minimum percentage purchase and other requirements for nutritional supplement, and a small number of non- nutritional supplement, products falling into specified product categories. As a result, and because the new contracts confirm the Company's ownership of product formulations for substantially all of the Company's nutritional products, the Company has the capacity, and in the future may seek, to "second source" particular nutritional supplement products with multiple manufacturers. In addition, the Company's WaferFull(TM) and Chew Slim(TM) weight management products are being manufactured for the Company by new manufacturers. Further, the Company has hired its own staffs of product research and development and product formulation personnel, and will increasingly rely on its in-house staff for these functions. However, the Company has historically relied on Raven and D&F for these services, and will continue to do so, albeit to a lesser extent, in the future.

  The Company's ability to enter new markets and sustain satisfactory levels of sales in each market has been in the past and is likely to continue to be dependent in significant part upon its own ability and the ability of its manufacturers, including Raven and D&F, to develop new products and reformulate existing products for introduction into the Company's markets. Beginning in 1997, the Company has significantly expanded its in-house product research and development and product formulation staffs, which now consist of 23 individuals. With the transition in the Company's relationship with Raven and D&F from exclusive to non-exclusive contracts, there can be no assurance that the Company will seek or continue to obtain the same amount or quality of product research, development or formulation services from Raven and D&F that it has received in the past. While the Company expects to obtain similar such services from in-house personnel and alternative manufacturers in the future, there can be no assurance that there will not be some disruption in the Company's business from time to time as these support services begin to be provided internally or by alternative manufacturers.

  Pursuant to its new contracts with Raven, D&F and Dynamic, the Company owns the proprietary rights to substantially all of its weight management products and food and dietary supplements. However, there can be no assurance that another company will not replicate one of the Company's products. In addition, Raven and D&F continue to own certain product formulations and manufacturing processes relating to certain of the Company's nutritional products. Two individuals (not affiliates of the Company) are principal stockholders of each of D&F, Raven and Dynamic. Mark Hughes owns a one-third ownership interest in Raven and a one-fifth ownership interest in Dynamic.

  Product Return and Buy-Back Policies. All of the Company's products include a customer satisfaction guarantee. Within thirty days of purchase, any customer who is not satisfied with an Herbalife product for any reason may return it or any unused portion to the distributor from whom it was purchased for a full refund from the distributor or credit toward purchase of another Herbalife product. Distributors may obtain replacements from the Company for products returned to them by consumers if they return such products to the Company on a timely basis. In addition, in most jurisdictions, the Company maintains a buy-back program pursuant to which it will repurchase products sold to a distributor provided that the distributor resigns as a Company distributor, returns the product in marketable condition within twelve months of original purchase and meets certain documentation and other requirements. The Company believes this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing systems. See "Regulation -- Network Marketing System." Historically, product returns and buy-backs have not been significant, averaging 0.7% of annual retail sales during the last five years.

  Recent Regulatory Developments. The development and marketing of the Thermojetics(R) weight management tablets (original green, green, beige and yellow) and other products in the Thermojetics(R) line have contributed significantly to the Company's retail sales. One of the ingredients in the Thermojetics(R) original green herbal tablet is a Chinese herb, Ma Huang, which contains naturally-occurring ephedrine in small quantities. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers the Thermojetics(R) original green herbal tablet only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing natural sources of ephedrine that are claimed to produce certain effects (none of which are claimed by the Company's product). On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would include prohibitions against dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit such products to contain any other stimulant, diuretic or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also include prohibitions against certain claims of suitability for weight loss and other uses or benefits. However, no final regulation has been issued to date. There can be no assurance as to the final form of any new FDA regulations or that the FDA will not seek to impose additional regulations, possibly prohibiting, limiting potencies or placing other restrictions on the sale of such products, or the impact, if any, of any such regulations or actions on the Company. In addition, in September 1997 the FDA issued regulations governing the labeling and marketing of dietary supplement products. The Company will be required to revise a substantial number of its product labels to reflect the new requirements prior to the 1999 effective date, although the Company does not expect the cost or impact of such actions to be material.

  In addition, during the third quarter of 1995, the Company received inquiries from certain governmental agencies within Germany and Portugal relating to the Company's product, Thermojetics(R) Instant Herbal Beverage, which does not contain Ma Huang. The inquiries related to the caffeine content of the product and the status of the product as an "instant tea," which was disfavored by the regulators, versus a "beverage." The sale of this product in these countries was subsequently suspended by the Company at the request of the regulators. The Company may in the future attempt to reintroduce the product as a "beverage" in one or both of these markets.

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

  Distributors' earnings are derived from several sources. First, distributors may earn profits by purchasing the Company's products at wholesale prices (which are discounted 25% to 50% from suggested retail prices depending on the distributor's level within the Company's distributor network) and selling the Company's products to retail customers at retail prices. Second, distributors may earn profits by selling products to distributors within their downline organization who receive a lower discount percentage than the selling distributor. Third, distributors who sponsor other distributors and establish their own downline organizations may earn royalties of 1% to 5% on product sales on each of up to three downline supervisor levels and production bonuses of 2% to 6% on product sales within their downline organizations upon becoming a qualifying "TAB Team" member. Combining these sources of earnings and including participation in the President's Team bonus (as described below), the Company's total "pay-out" on products subject to distributor royalty overrides is approximately 72% of the Company's suggested retail sale price (i.e. 50% distributor allowance plus up to 22% of suggested retail sales prices in royalty overrides and similar bonuses, before reflecting a 6% handling fee charged to distributors by the Company).

  Distributors earn the right to receive royalties upon attaining the level of supervisor and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a distributor becomes a supervisor, he or she has an incentive to qualify (by earning specified amounts of royalties) as a member of the Global Expansion Team, the Millionaire Team or the President's Team and thereby receive production bonuses (2%, 4% and 6%, respectively). The Company believes that the right of distributors to earn royalties and production bonuses contributes significantly to the Company's ability to retain its most productive distributors.

  To become a distributor, a person must be sponsored by an existing distributor and must purchase a distributor kit from the Company (except in Korea, where there is no charge for a distributor kit). To become a supervisor or qualify for a higher level, distributors must purchase a certain amount of the Company's products or earn certain amounts of royalties during specified time periods and must re-qualify for such levels once each year. To attain supervisor status, generally, a distributor must purchase, either from the Company or other distributors, products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months (volume points are point values assigned to each of the Company's products that are equal in all countries and are based on the suggested retail price of U.S. products). Supervisors may then attain higher levels (i.e., the Global Expansion Team, the Millionaire Team or the President's Team) by earning increasing amounts of royalties based on purchases by distributors within their organizations. Supervisors contribute significantly to the Company's sales and certain key supervisors who have attained the highest levels within the Company's distributor network are responsible for generating a substantial portion of the Company's sales and for recruiting a substantial number of the Company's distributors.

  The following table sets forth the approximate number of the Company's supervisors at the dates indicated:

                                                                 FEBRUARY 28,*
                                --------------------------------------------------------------------------------
                                  1992        1993        1994        1995        1996        1997        1998
                                --------    --------    --------    --------    --------    --------    --------
Approximate Number of
  Supervisors ..............      18,000      41,000      75,000      90,000      99,000     115,000     139,000

----------
* Every February 28th, the Company deletes from the rank of supervisor those supervisors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at such time (including any supervisors who were deleted, but who subsequently requalified). The Company relies on distributors' certifications as to the amount and source of their product purchases from other distributors. Although the Company applies certain review procedures with respect to such certifications, they are not directly verifiable by the Company.

  The Company also has two compensation and incentive programs designed to motivate distributors at both the most senior and junior levels within the Company's distributor network. The Company's most senior distributors consist of approximately 345 distributors (as of December 31, 1997) who comprise the President's Team and who work closely with Mark Hughes to develop and implement new initiatives and strategies for increasing sales and distributor productivity throughout the Company's entire distributor organization. Qualifying President Team members have the opportunity to participate in the President's Bonus, which in 1998 consist of a total available awards package of one percent of the Company's 1997 total product retail sales, or approximately $14.2 million. The distribution of the President's Bonus is determined by Mark Hughes and is based in part upon each President Team member's participation in corporate-sponsored training and motivational events. In this manner, the Company attempts to involve its most senior distributors in the development and growth of the Company in order to support the sales, training, motivation and strategic planning efforts of Mark Hughes. In addition to these programs, the Company periodically offers a variety of special promotions related to particular products or sales periods, involving special cash bonuses and other awards, such as Get-A- Way vacations.

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

RETAIL SALES BY COUNTRY

                                                                          Total
                                                                Retail Sales (in thousands)
   Country                   Year       --------------------------------------------------------------------------
     (1)                   Entered         1997            1996            1995            1994            1993
-----------------------                 ----------      ----------      ----------      ----------      ----------
Australia                     1982      $   20,644      $   24,059      $   30,803      $   29,155      $   20,602
New Zealand                   1988           1,802           1,799           2,535           3,206           2,497
Hong Kong                     1992          21,808          11,698          10,783           5,323           3,853
Japan (5)                     1993         525,738         311,117          81,730          18,759             686
Philippines                   1994           1,264           1,935          13,219              80
Taiwan                        1995          47,644          26,226           4,424
South Korea                   1996          14,631           1,951
Thailand (6)                  1997           9,907
                                        ----------      ----------      ----------      ----------      ----------
ASIA/PACIFIC RIM:                       $  643,438      $  378,785      $  143,494      $   56,523      $   27,638
                                        ----------      ----------      ----------      ----------      ----------
United Kingdom                1983      $   11,833      $   12,487      $   15,296      $   30,769      $   24,930
Israel                        1989           8,132           8,419          30,133          73,278          30,359
Spain                         1989           9,371           9,792          15,730          30,733          47,662
France                        1990          12,913          12,379          13,129          46,968          97,306
Germany                       1991          44,059          54,340         115,555         159,482          83,068
Italy                         1992          65,026          54,449          56,687          72,009          77,842
Portugal                      1992           3,545           3,097           8,934          11,073          13,328
Czech Republic                1992          14,758          13,733          15,112          24,423          10,005
Netherlands                   1993          18,188          15,248          18,237          17,581           7,009
Belgium                       1994           2,310           2,370           3,775           1,965
Poland                        1994          13,883          16,218           6,238             792
Denmark                       1994           4,699           3,747          11,263           2,377
Sweden                        1994          21,061          16,488          17,845           1,799
Russia (3)                    1995         157,819         142,078          29,593
Switzerland                   1995          17,315          14,412           4,911
Austria                       1995          10,076           7,385           3,134
Norway                        1995          14,822           8,279             367
Finland                       1995           9,073          14,702             300
South Africa (4)              1995          13,337          21,497           7,707
Greece                        1996             898             227
                                        ----------      ----------      ----------      ----------      ----------
EUROPE:                                 $  453,118      $  431,347      $  373,946      $  473,249      $  391,509
                                        ----------      ----------      ----------      ----------      ----------
United States                 1980      $  298,661      $  279,596      $  333,595      $  294,987      $  246,984
Canada                        1982          17,452          13,848          12,042          10,789          10,100
Mexico                        1989          15,973          11,590          15,125          25,422          16,784
Dominican Republic (2)        1994             127              33             101           2,500
Venezuela                     1994           3,667           5,568          11,152           1,527
Argentina                     1994           4,784           3,185          10,006          19,061
Brazil                        1995          50,094          76,192          24,183
Chile (6)                     1997           3,379
                                        ----------      ----------      ----------      ----------      ----------
THE AMERICAS:                           $  394,137      $  390,012      $  406,204      $  354,286      $  273,868
                                        ----------      ----------      ----------      ----------      ----------
TOTAL RETAIL SALES                      $1,490,693      $1,200,144      $  923,644      $  884,058      $  693,015
                                        ==========      ==========      ==========      ==========      ==========

----------

(1) The Company records sales data based on the country from which distributor orders are shipped by the Company. Sales by distributors to other distributors or retail consumers may occur in other countries, although such sales generally violate geographic limitations imposed by the Company on product sales.

(2)   Sales in the Dominican Republic are shipped from the United States.

(3) The Company operates through various import/export companies located in Russia to conduct transactions in the Company's products with Russian distributors.

(4)   South African sales are included in the European region due to their size.

(5) In 1989 through 1992 the Company operated under a licensing arrangement in Japan and recorded license fees with respect thereto as revenue. A new Japanese subsidiary was formed in November 1993 whose results from that date are reported above. Approximately ninety three percent of the outstanding capital stock of the Japanese subsidiary is owned by the Company, with the remainder owned by certain officers and directors of the Company. In addition, the Company has begun steps to pursue an initial public offering of shares of the Japanese subsidiary in Japan.

(6) The Company initiated operations in Chile and Thailand in the first and second quarters of 1997, respectively.

  Geographic Sales Trends. The opening of new markets is an important component of the Company's business strategy. From January 1, 1992 through December 31, 1997, the Company commenced operations in 26 new countries. In 1997, these countries contributed $1.050 billion of retail sales, representing 70.4% of the Company's total retail sales. Japan accounted for $525.7 million of such sales, representing 35.3% of retail sales. Consistent with its growth strategy, the Company opened markets in Thailand and Chile in 1997 and plans to open Turkey and Indonesia in 1998. Additional new markets currently under consideration include China, India, Colombia and Ecuador.

  After entering a new country, the Company has in many instances experienced an initial period of rapid growth in sales as new distributors were recruited, followed by a decline in sales. The Company believes that a significant factor affecting these markets has been the opening of other new markets within the same geographic region or with the same or similar language or cultural bases and the corresponding tendency of some distributors to focus their attention on the business opportunities provided by new markets instead of developing their established downline organizations in existing markets. Additionally, in certain instances, the Company has become aware that certain sales in certain existing markets were attributable to purchasers who distributed such product in countries which had not yet been opened. When these countries were opened, such sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing markets. In determining when and where to open new markets, the Company will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Company systems are in place to support the growth.

  Another significant factor contributing to such sales declines is the adverse publicity that sometimes arises when the Company experiences rapid growth within a market, thus drawing the attention of the media and the Company's competitors. The Company believes such unfavorable press reports are generally based upon a lack of familiarity with the Company and its network marketing system and often originate from competitive forces in the local market. For instance, in France in late 1994 through 1995, certain reports erroneously alleged that the Company was in some manner affiliated with a disfavored religious group. In other cases, including a situation in France that resulted in the arrest of certain Herbalife distributors, adverse publicity has arisen from allegations of tax improprieties, which typically occur when a country applies its tax laws for the first time to a sales and distribution system that is relatively new to that country, as is often the case with the Company's network marketing system. See " -- Regulation -- Transfer Pricing and Similar Regulations." The effect of occasional adverse publicity has at times also led to increased regulatory scrutiny in certain countries, which may also have an adverse effect on sales. For example, during the third quarter of 1995, the Company received inquiries from certain governmental agencies within Germany and Portugal related to the Company's product, Thermojetics(R) Instant Herbal Beverage. The inquiries related to the caffeine content of the product and the status of the product as an "instant tea," which was disfavored by the regulators, versus a "beverage." The sale of this product in these countries was subsequently suspended by the Company at the request of the regulators. The Company may in the future attempt to reintroduce the product as a "beverage" in one or both of these markets.

  Management continually seeks to revitalize sales in markets, such as France, Germany, Italy and Spain, that have experienced an initial period of growth followed by a leveling off or decline in sales, including by providing extensive training and motivational program support to distributors. In addition, the Company has created regional planning and strategy groups that include senior members of the Company's distributor base, increased focus and budgets for governmental relations and hired additional distributor support representatives. The Company also seeks to introduce annually in each targeted market additional products not previously offered. In certain markets, the Company has enhanced its presence and visibility by opening new, more attractive and conveniently located distributor sales centers. The Company believes that these initiatives favorably impact operations and the Company will continue to deploy these initiatives in an effort to provide a platform for renewed growth.

  Asia/Pacific Rim. Retail sales in Asia/Pacific Rim increased $264.6 million or 69.9% during 1997 as compared to the prior year. The increase resulted from strong retail sales in Japan and Taiwan. Retail sales in Japan increased $214.6 million, or 69.0%. Given the rapid increase in retail sales in Japan to current levels, retail sales in Japan are not expected to continue to increase at historic rates. In Taiwan, retail sales for 1997 increased $21.4 million, or 81.7%. Retail sales in other Asia/Pacific Rim countries for 1997 increased $28.6 million, or 69.1% as compared to the corresponding period in 1996. The increases in the other Asia/Pacific Rim countries resulted from the opening of South Korea in November 1996 and Thailand in June 1997 coupled with increased retail sales in Hong Kong.

  Europe. Retail sales in Europe increased $21.8 million or 5.1% in 1997 as compared to the prior year. Within the region, retail sales in Italy and Russia increased $10.6 million, or 19.4%, and $15.7 million, or 11.1%, respectively, in 1997 compared to 1996. Offsetting the retail sales increases were declines in Germany, South Africa and Finland of $10.3 million, $8.2 million and $5.6 million, respectively in 1997 as compared to the prior year. Although retail sales in Germany, South Africa and Finland declined in comparison to the prior year periods, they have remained relatively stable over the past four quarters.

  The Americas. Retail sales in the Americas increased $4.1 million, or 1.1% in 1997 as compared to the prior year. The increase in retail sales primarily resulted from retail sales increases in the United States, Canada and Mexico of $19.1 million, $3.6 million and $4.4 million, respectively, and retail sales of $3.4 million resulted from the opening of Chile in March, 1997. Partially offsetting these increases was a decline in Brazil of $26.1 million, or 34.3%. The retail sales decrease in Brazil was primarily due to a difficult regulatory environment which, among other factors, impeded the introduction of new products within the country. The Company has recently received approval for approximately 30 personal care products and will continue to pursue approval of other new products within Brazil. During each of the 1997 third and fourth quarters, retail sales in Brazil increased as compared to the preceeding quarters. The 1997 fourth quarter retail sales in Brazil exceeded the same period in 1996 by 9.7%.

  The Company is exposed to risks associated with the current economic and currency crises in Asia. Because of the significance of the Asian markets, and Japan in particular, which has become the Company's largest single retail sales market, a sustained economic slowdown and/or currency crisis in Asia could have a material adverse impact on the Company's business. It is not possible for the Company to predict the future economic climate in Asia.

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

  Where regulatory approval in a foreign market is required, the Company's local counsel work with regulatory agencies to confirm that all of the ingredients of the Company's products are permissible within the new market. During the regulatory compliance process, the Company may alter the formulation, packaging or labeling of its products to conform to applicable regulations as well as local variations in customs and consumer habits, and the Company may modify certain aspects of it network marketing system as necessary to comply with applicable regulations. Where reformulations of the Company's principal weight management products are required, the Company has historically found substitute or replacement ingredients to be readily available, although there can be no assurance in this regard in the future. Where regulatory approval in a foreign market is not required, the Company obtains the favorable opinion of local counsel as to compliance with all applicable regulations. See " -- Regulation."

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

  Although the Company intends to expand into new markets, there can be no assurance that the Company can open markets on a timely basis or that such new markets will prove to be profitable. Significant regulatory and legal barriers must be overcome before marketing can begin in any new market. In addition, expansion of the Company's operations into new markets entails substantial working capital and capital expenditure requirements associated with both the regulatory compliance and operations phases of the process. The lead- time and costs associated with opening anticipated new markets may significantly exceed those of entering new markets in the past due to greater regulatory barriers, the necessity of adapting to entirely new regulatory systems and problems related to entering new markets with different cultural bases and political systems from those encountered in the past. The lead-time necessary to open a new market is generally up to two years but may be more.

PRODUCT DISTRIBUTION

  The Company's weight management products, food and dietary supplements and some personal care products are distributed to foreign markets either from the facilities of the Company's manufacturers or from the Company's Los Angeles distribution center. Products are distributed in the United States market from the Los Angeles distribution center or from the Company's Memphis distribution center. Products are generally transported by cargo ship or plane to the Company's international markets and are warehoused in either one of the Company's foreign distribution centers or a contracted third party warehouse and distribution center. After arrival of the products in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. The Company's Dermajetics(R) personal care products are predominantly manufactured in Europe and the United States. The products manufactured in Europe are shipped to a centralized warehouse facility in Strasbourg, from which delivery by ship or plane to other international markets occurs. The Company's new line of color cosmetics products are being manufactured in Italy and Germany, and the AquaGenics(TM) products are being manufactured in the United States.

  Beginning in 1996 and continuing in 1997, the Company undertook the process of reconfiguring its European product distribution system. As a part of this process, the Company has reduced the number of European warehousing facilities from nine to five and has opened new distribution sales centers. These sales service centers are conveniently located and attractively designed in order to encourage local distributors to meet and network with each other and learn more about Herbalife's products, marketing system and upcoming events. In addition, the Company has opened a central sales ordering facility in the United Kingdom for answering and processing telephone orders from throughout Europe. Operators at this center are capable of conversing in 17 different languages. As part of this reconfiguration, the Company also implemented a new inventory management system in the U.S., the U.K., France, Germany and Japan. The new European system has resulted in improved inventory management. Management anticipates that the reconfigured European distribution system, featuring centralized distribution and telephone ordering systems coupled with convenient storefront distributor service centers, will be the model for developing distribution and distributor service systems in other regions of the world.

MANAGEMENT INFORMATION AND TELECOMMUNICATIONS SYSTEMS

  In order to facilitate its continued growth and support distributor activities, the Company continually upgrades its management information and telecommunications systems. These systems include, among other things: (i) a centralized host computer located in the Company's Inglewood, California Operations Center, which is linked to Herbalife's international markets through a dedicated wide area network that provides on-line, real-time computer connectivity and access; (ii) local area networks of personal computers within Herbalife's markets, serving the Company's regional administrative staffs; (iii) an international e-mail system through which Herbalife employees communicate; (iv) a standardized Northern Telecom Meridian telecommunications system connecting all of the Company's markets; and (v) a new inventory management system that has recently been installed in the U.S., the U.K., France, Germany and Japan. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, royalty payment processing and inventory management and detailed distributor records. During 1995, 1996 and 1997, the Company has invested in excess of $15 million to enhance its computer and telecommunications systems. Additional significant expenditures, including those to address computer system upgrades and Year 2000 compliance, are planned for the next several years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

REGULATION

  In both its United States and foreign markets, the Company is subject to and affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) including, among other things, regulations pertaining to (i) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the Company's products, (ii) product claims and advertising (including direct claims and advertising by the Company as well as claims and advertising by distributors, for which the Company may be held responsible), (iii) the Company's network marketing system,
(iv) transfer pricing and similar regulations that affect the level of foreign taxable income and customs duties, and (v) taxation of distributors, which in some instances may impose an obligation on the Company to collect the taxes and maintain appropriate records. Regulation."

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

  The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, the Company believes, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements which make a "statement of nutritional support," which are statements describing certain types of product performance characteristics, must have substantiation that the statement are truthful and not misleading.

  The majority of the products marketed by the Company are classified as dietary supplements under the FFDCA. In addition, the adoption of new regulations in the United States or in any of the Company's international markets, or changes in the interpretation of existing regulations, could have a material adverse effect on the Company. In September 1997 the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover: 1) the identification of dietary supplements and their nutrition and ingredient labeling; 2) the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support; 3) labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made; 4) notification procedures for statements on dietary supplements; and 5) premarket notification requirements for new dietary ingredients in dietary supplements. The notification procedures became effective in November, 1997, while the new labeling requirements will not become effective until March 1999. The Company will be required to revise a substantial number of its product labels to reflect the new requirements prior to the 1999 effective date although the Company does not expect the cost or impact of such actions to be material. In addition, the Company will be required to continue its ongoing program of securing substantiation of its product performance claims, and of notifying the FDA of certain types of performance claims made for its products.

  In addition, in certain markets, including the U.S., claims made with respect to weight management, dietary supplement, personal care or other products of the Company may change the regulatory status of the products. In the U.S., for example, it is possible that the FDA could take the position that claims made for certain of the Company's products place those products within the scope of an FDA "over-the counter" (OTC) drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. A limited number of the products sold by the Company are labeled as OTC monograph drugs, and the Company believes that it is in compliance with the applicable monographs. In the event that the FDA asserted that product claims for other products caused them to fall within the scope of OTC monographs, the Company would be required either to comply with the applicable monographs or change the claims made in connection with the products. There can be no assurance that the Company could do so effectively, or that any such changes would not adversely affect sales and marketing of an affected product. The Company's substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in the Company's products.

  As a marketer of food and dietary supplements and other products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, one of the ingredients in the Thermojetics(R) original green herbal tablet is a Chinese herb, Ma Huang, which contains naturally-occurring ephedrine in small quantities. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers the Thermojetics(R) original green herbal tablet only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). In response to potential federal regulatory proposals that may have affected the sale of the Thermojetics(R) original green tablets in the United States, the Company suspended sales of the product for approximately three months commencing in July 1995 and introduced a reformulated herbal green tablet that did not contain Ma Huang. When no such regulations were proposed or issued at that time, the Company renewed sales of Thermojetics(R) original green herbal tablets in the United States in October 1995 (except in certain states in which regulations may prohibit or restrict the sale of such product). During the three-month suspension period, the Company did not experience a material change in the level of sales of the reformulated Thermojetics(R) green tablets versus sales of the Thermojetics(R) original green tablets in the recently preceding months. However, it is possible that a longer suspension period could have resulted in a decrease in sales of the reformulated Thermojetics(R) green tablets or other products within the Thermojetics(R) Weight Management System (even though such products do not contain Ma Huang). The Thermojetics(R) green tablets accounted for 2.4% and 2.2% of retail sales in 1996 and 1997, respectively, although the marketing of the Thermojetics(R) weight management tablets (original green, green, beige and yellow) and other products in the Thermojetics(R) line have contributed significantly to the Company's retail sales. The Company also previously offered the Thermojetics(R)original green herbal tablet in Canada but, in response to Canadian marketing issues and regulatory concerns, suspended sales of the product in February 1994.

  The FDA has on record a small number of reports of adverse reactions allegedly resulting from the ingestion of Ma Huang contained in the Company's Thermojetics(R) original green tablet. The Company has not received any communications from the FDA with respect to these reports. However, many other companies manufacture products containing various amounts of Ma Huang and the FDA has on record hundreds of reports of adverse reactions to these products. The Company is a defendant in three legal actions by individuals claiming that ingestion of Thermojetics(R) original green tablets caused them to suffer serious medical problems. The Company believes that it has substantial defenses to these actions and that the matters are not material. On April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis and death. The Company does not market its Ma Huang product with any of these claims. On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would prohibit dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit such products to contain any other stimulant, diuretic, or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also require a warning not to take the product for more than seven days, and would prohibit the supplements from being represented, either expressly or implicitly, as being suitable for long-term uses, such as for weight loss or body building. Similarly, claims for increased energy, increased mental concentration, or enhanced well-being that encourage the consumer to take more of the product to achieve more of the purported effect would be required to be accompanied by a warning stating that taking more than the recommended serving may cause a heart attack, stroke, seizure, or death.

  Although tests performed by an independent laboratory indicate that the Company's original green Thermojetics(R) product contains less than the eight milligrams of ephedrine alkaloids per serving permitted under the FDA proposal, the Company is reviewing the possible impact of the FDA proposal, if it is finalized in its current form, upon the Company's continued marketing of its Thermojetics(R) original green tablet. In response to the proposal, or to a final regulation which is substantially similar to the proposal, the Company may be required to: (i) withdraw or reformulate its product with reduced ephedrine levels, or with a substitute for Ma Huang, (ii) relabel its product with different warnings or revised directions for use, (iii) not make certain statements, possibly including weight loss, with respect to any product containing Ma Huang and/or (iv) withdraw its product from the weight management program and reposition it in a different category. Even in the absence of an FDA final regulation, the Company may elect to reformulate and/or relabel its product containing Ma Huang. While the Company believes that its Ma Huang product could be reformulated and relabeled, there can be no assurance in that regard or that reformulation and/or relabeling would not have an adverse effect on sales of such product or related products within the Thermojetics(R) Weight Management Program, even though such products do not contain Ma Huang. During 1997 and 1996 the Company's weight management products contributed 67.8% and 71.2%, respectively, of total sales.

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

  The Company is unable to predict the nature of any future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition. All of the officers and directors of the Company are subject to a permanent injunction entered in October 1986 pursuant to the settlement of an action instituted by the California Attorney General, the State Health Director and the Santa Cruz County District Attorney. The Company consented to the entry of this injunction without in any way admitting the allegations of the complaint. The injunction prevents the Company and such officers and directors from making certain specified claims in future advertising of the Company's products and requires the Company to implement certain documentation systems with respect to payments to the Company's distributors. At the same time, the injunction does not prevent the Company from continuing to make certain specified claims concerning its products which have been and are being made, provided that it has a reasonable basis for making such claims.

  Network Marketing System. The Company's network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers and that advancement within such organizations be based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn royalties on sales generated by distributors that were not directly sponsored by the distributor. Where required by law, the Company obtains regulatory approval of its network marketing system or, where such approval is not required, the favorable opinion of local counsel as to regulatory compliance. However, the Company remains subject to the risk that, in one or more of its markets, its marketing system could be found not to be in compliance with applicable regulations. Failure by the Company to comply with these regulations could have a material adverse effect on the Company in a particular market or in general. See " -- Product Distribution."

  The Company is also subject to the risk of challenges to the legality of its network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. ("Omnitrition") was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. The Company believes that its network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and caselaw defining a legal marketing system, in part based upon significant differences between the Company's marketing system and that described in the Omnitrition case. Further, it is an ongoing part of the Company's business to monitor and respond to regulatory and legal developments, including those that may affect its network marketing system. However, the regulatory requirements concerning network marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to the Company's network marketing system could have a material adverse effect on the Company. Among other things, such a determination could require the Company to make modifications to its network marketing system, result in negative publicity or have a negative impact on distributor morale. In addition, further adverse rulings by the courts in the Omnitrition litigation or other similar litigation could have a material adverse effect on the Company, even if the Company's network marketing system is not itself challenged.

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

   While the Company believes it is in substantial compliance with all applicable regulations and restrictions, it is subject to the risk that foreign governmental authorities could audit its transfer pricing and related practices and assert that additional taxes are owed. For example, the Company is currently subject to pending or proposed audits which are at various levels of review, assessment or appeal in a number of foreign jurisdictions, including Italy, France and Germany, involving transfer pricing issues, income taxes, value added taxes, withholding taxes and related interest and penalties in material amounts. In certain circumstances, additional taxes, interest and penalties have been assessed, and the Company will be required to litigate to reverse the assessments. In addition, Italian criminal tax proceedings are pending against the managing director of the Company's Italian subsidiary in his capacity as such with respect to certain tax issues affecting the Company (and not affecting distributors or the taxation of distributors). The Company has been advised by its Italian tax counsel that referral of tax charges to criminal authorities in Italy is a relatively common procedure (pursuant to statutory provisions requiring referral of specific types of claims based upon the amounts thereof) and in any event believes that it has strong defenses to the charges. None of the pending or proposed audits, assessments or litigation is expected to have a material adverse effect on the Company. However, ultimate resolution of these matters may take several years and the outcome is uncertain.

  In the event that such audits or assessments are concluded adversely to the Company, the Company believes that it may be able to offset or mitigate the consolidated effect of foreign tax assessments required to be paid through the use of U.S. foreign tax credits. Currently, the foreign tax credits have been fully utilized. Because the laws and regulations governing U.S. foreign tax credits are complex and depend, among other things, on tax treaties with foreign nations in addition to U.S. tax laws, there can be no assurance that the Company would in fact be able to take advantage of any such foreign tax credits in the future.

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

  The Company's general policy regarding acceptance of distributor applications from individuals who do not reside in one of the Company's markets is to refuse to accept such individual's distributor application. From time to time, exceptions to the policy are made on a country-by- country basis.

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

  It is an ongoing part of the Company's business to anticipate and respond to such new and changing regulations and make corresponding changes in the Company's operations to the extent practicable. In furtherance of these efforts, in 1994 the Company formed its Government Relations Group, currently consisting of 10 employees, and in 1995 created the position of Chief International Counsel. The Company has budgeted approximately $6.0 million to government relations activities worldwide for 1998. The Company's Government Relations Group and international legal personnel seek to establish relationships with regulators and community leaders in both new and existing markets and strive to ensure that the Company's products and network marketing system comply with regulatory requirements. However, while the Company devotes considerable resources to maintaining its compliance with regulatory constraints in each of its markets, there can be no assurance that the Company would be found to be in full compliance with applicable regulations in all of its markets at any given time or that the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that the Company's operations are not in full compliance. Such assertions or the effect of adverse regulations in one market could negatively affect the Company in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. Such assertions could have a material adverse effect on the Company in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in the Company's operations that would be necessitated to maintain compliance, such changes could result in the Company experiencing a material reduction in sales in such market or determining to exit such market altogether. In such event, the Company would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets, but there can be no assurance that such transition would not have an adverse effect on the Company's business and results of operations either in the short or long term.

TRADEMARKS

  The Company uses the umbrella trademarks Herbalife(R), Thermojetics(R), Dermajetics(R) and several other trademarks and tradenames in connection with its products and operations. Trademark registrations are either issued or pending in the United States Patent and Trademark Office and in comparable agencies in many other countries. The Company considers its trademarks and tradenames to be an important factor in its business. The Company's product formulations are not protected by patents and are generally not patentable.

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

EMPLOYEES

  As of December 31, 1996 and 1997, the Company had 1,180 and 1,459 full-time employees, respectively. These numbers do not include the Company's distributors, who generally are independent contractors rather than employees of the Company. The Company considers its employee relationships to be satisfactory. Except for certain employees in Mexico, none of the Company's employees is a member of any labor union, and the Company has never experienced any business interruption as a result of any labor disputes.

ITEM 2. PROPERTIES

  The Company leases all of its physical properties located in the United States. The Company's executive offices, re-located to Century City, California in February 1996, include approximately 86,000 square feet of general office space under a lease that expires in January 2006. The Company leases an aggregate of approximately 97,000 square feet of office space, computer facilities and conference rooms at the Operations Center in Inglewood, California, under a lease that expires in October 2006, and approximately 146,000 square feet of warehouse space in two separate facilities located in Los Angeles and Memphis. The Los Angeles and Memphis agreements have terms through June 2001 and August 2006, respectively. The Company also leases warehouse and office space in a majority of its other geographic areas of operation. The Company believes that its existing facilities are adequate to meet its current requirements and that comparable space is readily available at each of these locations.

ITEM 3. LEGAL PROCEEDINGS

  The Company is from time to time engaged in routine litigation incident to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for such litigation matters. The Company believes that no litigation currently pending against it will have a material adverse effect on its consolidated financial position and results of operations. See " -- Regulation -- Transfer Pricing and Similar Regulations" for a discussion of certain pending tax matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

  The Company's Common Stock has been quoted on the NASDAQ National Market System under the symbol "HERB" since April 21, 1992. As a result of the Recapitalization (including a related Class B Stock dividend), as of December 12, 1997, the Common Stock ("Old Common Stock") was effectively split into Class A Stock and the Class B Stock. The Class A Stock and the Class B Stock have been quoted on the NASDAQ National Market System under the symbols "HERBA" and "HERBB," respectively, since December 15, 1997. The table below sets forth, for the periods indicated, the high and low sales prices of the Old Common Stock, and, commencing December 15, 1997, the Class A Stock and the Class B Stock, as reported on the NASDAQ National Market System. The sales prices in the table were taken from a written summary provided to the Company by NASDAQ. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                               SALES PRICE
                                                          ----------------------
                                                            HIGH          LOW
                                                          --------      --------
1996
  First Quarter ...................................        12 1/8       $ 8 5/8
  Second Quarter ..................................        16 3/8        10 1/8
  Third Quarter ...................................        15 7/8        12 1/2
  Fourth Quarter ..................................        32 5/8        15 1/2
1997
  First Quarter ...................................        37 3/4       $14 3/4
  Second Quarter ..................................        21 1/8        15 3/4
  Third Quarter ...................................        26 1/4        14 7/8
  Fourth Quarter through December 12, 1997 ........        27 7/8       $19 1/4
  Fourth Quarter commencing December 15, 1997
       Class A Stock ..............................       $24           $20 1/2
       Class B Stock ..............................        23            20

----------

  As of February 23, 1998, 9,816,436 and 19,277,473 shares of the Company's Class A Stock and Class B Stock, respectively, were issued and outstanding and were held by 1,010 and 1,011 stockholders of record, respectively.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data set forth below for each of the years in the five-year period ended December 31, 1997 are derived from the audited consolidated financial statements of the Company. The selected financial and operating data should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and related notes.

                                                            YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------
                                          (In thousands of dollars, except per share & other data amounts)
                                           1997          1996          1995          1994          1993
                                        ----------    ----------    ----------    ----------    ----------
OPERATIONS:
Retail sales                            $1,490,693    $1,200,144    $  923,644    $  884,058    $  693,015
Less-Distributor allowances on
  product purchases                        708,241       568,209       434,640       417,177       328,270
                                        ----------    ----------    ----------    ----------    ----------
Net Sales                                  782,452       631,935       489,004       466,881       364,745
Cost of sales                              205,070       168,432       143,557       130,707       103,834
Royalty overrides                          233,883       184,669       138,940       125,820       107,381
                                        ----------    ----------    ----------    ----------    ----------
Gross Profit                               343,499       278,834       206,507       210,354       153,530
Marketing, distribution and
  administrative expenses                  257,514       210,087       176,046       139,629        88,918
Restructuring Expenses                                                   2,300
Interest income-net                          4,535         4,084         3,404         2,919         1,729
                                        ----------    ----------    ----------    ----------    ----------
Income before income taxes and
  minority interest                         90,520        72,831        31,565        73,644        66,341
Income taxes                                34,850        28,040        11,837        27,616        25,160
                                        ----------    ----------    ----------    ----------    ----------
Income before minority  interest            55,670        44,791        19,728        46,028        41,181
Minority Interest                            1,003
                                        ----------    ----------    ----------    ----------    ----------
Net Income                              $   54,667    $   44,791    $   19,728    $   46,028    $   41,181
                                        ==========    ==========    ==========    ==========    ==========
SHARE DATA:
Earnings per share:
    Basic(1)                            $     1.81    $     1.50    $     0.66    $     1.54    $     1.52
    Diluted(1)                          $     1.72    $     1.43    $     0.65    $     1.50    $     1.47
Cash dividends per common share         $     0.60    $     0.60    $     0.74    $     0.80    $     0.49

FINANCIAL CONDITION:
Working capital                         $  125,986    $  109,662    $   85,126    $   89,825    $   72,723
Total assets                               314,580       269,114       207,690       174,057       130,820
Long term obligations                        2,666         2,306         1,779         1,014           994
Stockholders' equity                       154,733       138,468       109,530       109,815        81,202

OTHER DATA:
Number of Countries                             36            34            32            24            16

(1) Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for 1993, 1994, 1995, 1996 and 1997 were (in thousands) 27,075; 29,864; 29,904; 29,803 and 30,193, respectively. Diluted earnings per share assumes the maximum dilutive effective of stock options using the Treasury Stock method. Common shares used in the calculation for 1993, 1994, 1995, 1996 and 1997 were (in thousands) 28,036; 30,768; 30,313; 31,379 and
31,803; respectively. The Recapitalization did not change the total number of the Company's outstanding common shares. As a result, earnings per share was not restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS AND OUTLOOK

  The Company utilizes a worldwide network marketing system to market weight management products, food and dietary supplements and personal care products. As of December 31, 1997, the Company conducted business in 36 countries located throughout Asia/Pacific Rim, Europe and The Americas.

  The Company has reported increased annual retail sales and net sales in each year since 1988 and has reported profits for each year since 1990. See "--Presentation of Retail Sales." Retail sales increased from $405.1 million in 1992 to $1.49 billion in 1997, representing a compound annual growth rate of 29.8%. From 1992 to 1997 the Company's net income increased from $20.1 million in 1992 to $54.7 million in 1997, representing a compound annual growth rate of 22.2%.

  The Company markets its products globally. For the twelve months ended December 31, 1997, 80.0% of retail sales were attributable to markets located outside of the United States. The following summarizes the Company's retail sales by region for the time periods indicated.

                                                                                    NUMBER OF
                                            ----------------------------------   COUNTRIES OPEN
                                               1997         1996        1995     AS OF 12/31/97
                                            ----------   ----------   --------   --------------
                                               (DOLLAR AMOUNTS IN MILLIONS)
Asia/Pacific Rim ......................     $    643.4   $    378.8   $  143.5             8
Europe ................................          453.1        431.3      373.9            20
The Americas ..........................          394.2        390.0      406.2             8
                                            ----------   ----------   --------            --
    Total Retail Sales ................     $  1,490.7   $  1,200.1   $  923.6            36
                                            ==========   ==========   ========            ==

  For the twelve months ended December 31, 1997, a relatively small number of countries accounted for a large proportion of the $290.6 million increase in retail sales. Of the 36 countries in which the Company operated during the twelve months ended December 31, 1997, 24 countries experienced an aggregate increase in retail sales of $350.5 million as compared with 1996 with Japan alone accounting for 61.2% of the increase. The growth in these 24 countries was partially offset by a $59.9 million aggregate decrease in retail sales in the remaining 12 countries in which the Company operated during both periods. As part of its growth strategy, management implements various initiatives to revitalize sales in countries where the Company has experienced a loss of retail sales. The concentration of increased retail sales in a small number of countries is expected to make the Company's earnings in future periods more susceptible to various risks.

  Subsequent to commencement of operations in 1980, the Company's network of independent distributors has grown substantially to include 139,000 supervisors as of February 28, 1998, an increase of 20.9% from the same date in the prior year, and a much larger number of distributors. The number of supervisors in the Asia/Pacific Rim markets increased from approximately 37,000 to 60,000 from February 28, 1997 to February 28, 1998.

  Consistent with the Company's growth strategy, the Company has continued its efforts to expand its global presence by opening operations in new countries where the Company believes there is or will be demand for its products and participation in its network marketing system. From January 1, 1992 through December 31, 1997, the Company commenced operations in 26 new countries.
During 1997, these countries contributed $1.05 billion of retail sales, representing 70.4% of the Company's total retail sales. Japan accounted for $525.7 million of such sales, representing 35.3% of the Company's retail sales. During 1997, the Company commenced operations in Thailand and Chile and plans to open new markets in Turkey and Indonesia in 1998. Additional new markets currently under consideration include China, India, Colombia and Ecuador.
There can be no assurance that the opening of any new markets will occur as planned or that any markets opened will generate significant retail sales.

   The Company is exposed to risks associated with foreign currency fluctuations. For instance, the Company's purchases from suppliers are generally made in U.S. dollars while its sales to distributors are generally made in local currency. Accordingly, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on the Company. Although the Company engages in currency hedging transactions to protect against certain risks associated with foreign currency fluctuations, there can be no assurance that such fluctuations will not have an adverse effect on the Company.

  There are a number of factors that can adversely impact the success of the Company's business in any of its existing or potential markets. These factors include the regulatory environment, consumer acceptance of network marketing companies, the presence of possible competitors, adverse publicity and in-region cultural or demographic factors. In several of the Company's markets, the Company has experienced one or several of these factors, resulting in a decline in retail sales. For instance, in France in late 1994 through 1995, certain reports erroneously alleged that the Company was in some manner affiliated with a disfavored religious group. During the third quarter of 1995, the Company received inquiries from certain governmental agencies within Germany and Portugal relating to the Company's product, Thermojetics(R) Instant Herbal Beverage. The inquiries related to the caffeine content of the product and the status of the product as an "instant tea," which was disfavored by the regulators, versus a "beverage." The sale of this product in these countries was subsequently suspended by the Company at the request of the regulators. As a result of this and other factors, retail sales in Germany declined from $159.5 million in 1994 to $44.1 million for 1997.

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

  In order to increase sales in markets, such as France, Germany, Italy and Spain, that have experienced a leveling off or decline in sales, management has implemented several revitalization initiatives. These initiatives include extensive training and motivational programs, appointment of regional planning and strategy groups that include senior distributors, enhanced government relations, introduction of new products, and establishment of distributor sales centers. The Company believes that these initiatives favorably impact operations and the Company will continue to deploy these initiatives in an effort to provide a platform for renewed growth.

  The Company's weight management products have historically contributed a significant portion of the Company's total retail sales. During 1997, the Company's 14 weight management products contributed 67.8% of total retail sales, and one of these products contributed 19.8% of total retail sales. During January 1998, the Company introduced two new weight management products into this product line.

  In recent years, the Company sought to diversify its product offerings by substantially expanding its personal care product line to include skin care, perfumes, hair care, body lotions, soaps and gel products, and by expanding food and dietary supplement products. From 1994 to 1997, sales of the personal care product line increased from $26.6 million to $167.9 million, representing 3.0% and 11.3% respectively, of total retail sales. From 1994 to 1997, sales of food and dietary supplements increased from $86.8 million to $244.6 million, representing 9.8% and 16.4% respectively, of total retail sales. During 1998, the Company intends to introduce in certain markets up to thirty new personal care products (exclusive of color variations), and up to eight new food and dietary supplement products (exclusive of flavor variations), as well as a new line of water purification systems. The Company will also seek to introduce additional new lines in the future, including household products.

  At a Special Meeting of the Company's shareholders held on December 11, 1997, the Company's shareholders approved the Recapitalization, pursuant to which the Company's Articles of Incorporation were amended and restated to: (i) effect a one-for-three reverse split (the "Reverse Split") of the Old Common Stock, (ii) reclassify each resulting whole share of Old Common Stock as a share of new Class A Stock, (iii) create a new class of non-voting common stock, designated as Class B Stock, and (iv) fix the relative rights, powers and limitations of the Class A Stock and the Class B Stock. The Recapitalization did not change the number of shares of the Company's authorized capital stock. On December 12, 1997, the Recapitalization became effective and the Company's Board of Directors declared a dividend of two shares of Class B Stock on each whole share of Class A Stock resulting from the Reverse Split. On December 15, 1997, trading of both the Class A Stock and the Class B Stock commenced on the NASDAQ National Market System.

PRESENTATION OF RETAIL SALES

  Throughout this report, "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales," and the Company does not monitor the actual retail prices charged for the Company's products. "Net sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts (referred to as "distributor allowances"), which total approximately 50% of suggested retail sales prices. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. Importers are utilized by the Company in some markets and, under certain circumstances, credit terms are extended. The Company's "gross profit" consists of net sales less (i) "cost of sales," consisting of the prices paid by the Company to its manufacturers for products and costs related to product shipments, foreign duties and tariffs and similar expenses, and (ii) "royalty overrides," currently consisting of (a) royalties and bonuses, which total approximately 15% and 6%, respectively, on the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (b) the President's Team Bonus payable to certain of the Company's most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (c) other one-time incentive cash bonuses to qualifying distributors. Royalty overrides, as reported in the financial statements and selected financial data appearing elsewhere herein, are net of a handling fee (6% of retail sales effective April 1, 1994, previously 5%) charged by the Company to its distributors on purchases of products from the Company.

  The Company's use of "retail sales" in reporting financial and operating data reflects the fundamental role of "retail sales" in the Company's accounting systems, internal controls and operations, including the basis upon which distributor bonuses are paid. The retail sales price of the Company's products is reflected in distributor invoices as the price charged to distributors together with, in most cases, a deduction for the corresponding distributor allowance. The U.S. retail sales price is used by the Company to calculate, among other things, royalty overrides and "volume points" earned by distributors. Volume points are point values assigned to each of the Company's products that are equal in all countries and are used as a supervisor qualification criteria. In addition, management relies upon "retail sales" data reflected in daily sales reports to monitor results of operations in each of the Company's markets.

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

RESULTS OF OPERATIONS

   The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its markets.

1997 COMPARED TO 1996

  Retail sales for the twelve months ended December 31, 1997 increased 24.2% to $1.49 billion, as compared to retail sales of $1.20 billion in the prior year.

  Retail sales in Asia/Pacific Rim increased $264.6 million or 69.9% during 1997 as compared to the prior year. The increase resulted from strong retail sales in Japan and Taiwan. Retail sales in Japan increased $214.6 million, or 69.0%. Given the rapid increase in retail sales in Japan to current levels, retail sales in Japan are not expected to continue to increase at historic rates. In Taiwan, retail sales for 1997 increased $21.4 million, or 81.7%. Retail sales in other Asia/Pacific Rim countries for 1997 increased $28.6 million, or 69.1% as compared to 1996. The increases in the other Asia/Pacific Rim countries resulted from the opening of South Korea in November 1996 and Thailand in June 1997 coupled with increased retail sales in Hong Kong.

  Retail sales in Europe increased $21.8 million or 5.1% in 1997 as compared to the prior year. Within the region, retail sales in Italy and Russia increased $10.6 million, or 19.4%, and $15.7 million, or 11.1%, respectively, in 1997 compared to 1996. Offsetting the retail sales increases were declines in Germany, South Africa and Finland of $10.3 million, $8.2 million and $5.6 million, respectively in 1997 as compared to the prior year. Although retail sales in Germany, South Africa and Finland declined in comparison to the prior year periods, they have remained relatively stable over the past four quarters.

  Retail sales in the Americas increased $4.1 million, or 1.1% in 1997 as compared to the prior year. The increase in retail sales primarily resulted from retail sales increases in the United States, Canada and Mexico of $19.1 million, $3.6 million and $4.4 million, respectively, and retail sales of $3.4 million resulted from the opening of Chile in March, 1997. Partially offsetting these increases was a decline in Brazil of $26.1 million, or 34.3%. The retail sales decrease in Brazil was primarily due to a difficult regulatory environment which, among other factors, impeded the introduction of new products within the country. The Company has recently received approval for approximately 30 personal care products and will continue to pursue approval of other new products within Brazil. During each of the 1997 third and fourth quarters, retail sales in Brazil increased as compared to the preceding quarters. The 1997 fourth quarter retail sales in Brazil exceeded the same period in 1996 by 9.7%.

  In 1997, retail sales in all the product segments demonstrated strong growth as compared to the prior year period. The increase in personal care retail sales primarily resulted from a strong reception of the product line in Japan and its introduction in Russia during July 1996. The increases in the remaining categories were primarily due to the same factors identified in the geographical segment discussion above.

  Gross profit of $343.5 million for 1997, was $64.7 million, or 23.2% higher than the gross profit of $278.8 million in the prior year. As a percentage of retail sales, gross profit for 1997 as compared to the same period in the prior year decreased modestly from 23.2% to 23.0%. The decrease in gross profit as a percentage of retail sales primarily resulted from additional royalty override expenses from a special 1997 distributor incentive program designed to motivate distributors to achieve incremental sales growth.

  Marketing, distribution and administrative expenses, as a percentage of retail sales, were 17.3% for 1997 as compared to 17.5% for the same period in 1996. These expenses for the same periods increased 22.6% to $257.5 million from $210.1 million in the prior year. The increase resulted from: (a) higher in-country distribution expenses primarily due to facility and staff expansions in Japan, new country openings in Chile and Thailand, and from a full year of operations in South Korea, (b) higher administrative expenses due to staff additions and other costs related primarily to supporting sales expansion in foreign countries, and (c) higher marketing costs resulting from increased sales event activity in 1997.

  The weakening of the Japanese Yen against the U.S. Dollar during 1997 resulted in proportionately lower revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. Comparing the weighted average exchange rates in effect during 1996 and 1997, the adverse effect of the weaker Japanese Yen on the Company's net income and earnings per diluted share for the 1997 period was $7.9 million and approximately $0.25, respectively. The effect of foreign currency changes of this nature in countries other than Japan was not material to the operations of the Company.

  Income taxes of $34.9 million for 1997 increased from $28.0 million in the prior year. As a percentage of pre-tax income, income taxes remained unchanged at 38.5% in 1997. To the extent the Company's operations in high tax jurisdictions such as Japan continue to grow disproportionately relative to the balance of the Company's operations, the Company may not be able to fully utilize its foreign tax credits in the U.S., which could, accordingly, result in the Company incurring a higher overall income tax rate on its worldwide operations in the future.

  On December 30, 1996, the Company sold an approximate 7% interest in its Japanese subsidiary to certain officers (see Note 7 to the Consolidated Financial Statements). In 1997, the earnings attributed to the minority interest in the Japanese subsidiary were $1.0 million.

  Net income for 1997 increased 22.1% to $54.7 million, from $44.8 million reported in the corresponding prior year period.

1996 COMPARED TO 1995

  Retail sales increased 29.9% to $1.2 billion in 1996 from $923.6 million in 1995. The increase was primarily due to the year to year aggregate sales growth of $480.4 million in 14 countries (including two countries which opened in 1996):

82.0% of this increase was derived from sales in three countries: Japan, Russia and Brazil. This increase was partially offset by an aggregate $203.9 million sales decline in the remaining 20 countries in which the Company operates.

  Regionally, retail sales for 1996 as compared to 1995 increased 164.0% in Asia/Pacific Rim, 15.4% in Europe and declined 4.0% in The Americas. In Asia/Pacific Rim, combined retail sales of $378.8 million increased by $235.3 million compared with 1995. The increase was due to a significant growth in sales in Japan which contributed retail sales of $311.1 million in 1996 as compared to $81.7 million in 1995. The increase in sales in Japan is in part attributable to the introduction of new products and expansion of existing product lines and the growth in the distributor network in Japan. In Europe, combined retail sales for 1996 of $431.3 million increased by $57.4 million compared to 1995. This increase was due to a full year of operations in Russia which opened during 1995 and contributed retail sales of $142.1 million in 1996 as compared to $29.6 million in 1995. The most significant decline in Europe was in Germany with 1996 retail sales of $54.3 million compared to $115.6 million in 1995. The decrease was due in part to the July 1995 suspension of sales of Thermojetics(R) Instant Herbal Beverage in that country and the adverse publicity stemming from the suspension.

  In The Americas, combined retail sales in 1996 of $390.0 million decreased by $16.2 million as compared to 1995. The decrease was due to a decline in sales in the United States and several South American countries, partially offset by Brazil which opened in the fourth quarter of 1995. The reduction in U.S. retail sales is attributable in part to the Company's commencement of operations in Brazil and the continuing effect of the commencement of operations in Russia in July 1995. The Company is aware that, prior to the opening of Brazil and Russia, some retail sales in the U.S. were for products purchased in the U.S. but re-directed to Brazil or Russia by distributors. The Company expects that U.S. retail sales may be impacted as the expansion of operations into international markets continues.

  The Company's gross profit increased to $278.8 million for 1996 from $206.5 million in 1995. As a percentage of retail sales, the gross profit was 23.2% in 1996 as compared with 22.4% in 1995. This is primarily attributable to higher sales in Japan where the gross profit is higher due to higher retail selling prices.

  Marketing, distribution and administrative expenses for 1996 increased to $210.1 million from $176.0 million in 1995. As a percentage of retail sales, these expenses were 17.5% in 1996 as compared to 19.1% in 1995. The increase in these expenses is attributable to higher in- country distribution center costs directly related to sales volume, particularly in Japan and Brazil. In addition, administrative expenses increased as a result of a continued emphasis and increased costs of strengthening government and media relations, increased compensation related to staff additions and incentive compensation awards. Such increases were partially offset by a decrease in sales promotion expenses in 1996 as compared to 1995. Foreign exchange losses were $3.0 million in 1996 as compared to losses of $2.6 million in 1995.

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

  In 1997, net cash provided by operating activities was $51.2 million, compared to $65.4 million in 1996. The decrease primarily resulted from (i) increased inventory levels required to support the Company's growth, and (ii) higher credit card receivable balances primarily resulting from Japan, where the collection period related to credit card receivables from banks is longer than most countries. These reductions were partially offset by increased net income and additional cash flow provided by increases in royalty overrides and advanced sales balances.

  Capital expenditures for 1997 were $13.1 million compared to $15.4 million for the prior year. The majority of the 1997 expenditures resulted from investments in management information systems and the expansion of new and existing facilities, particularly in the U.S. and Japan. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full- service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that up to $7 million will be required for pre-opening expenses, capital expenditures and other operating cash flow needs associated with its 1998 new market expansion activities.

  Stockholders' equity increased $16.3 million to $154.7 million during 1997. During 1997, net income of $54.7 million and the issuance of capital stock upon exercise of stock options, including related tax benefits, of $9.3 million were partially offset by $18.1 million of dividends declared, stock repurchases of $26.0 million and a translation loss of $3.9 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

  Cash and cash equivalents and marketable securities totaled $122.7 million at December 31, 1997 compared to $131.0 million at December 31, 1996.

  In September, 1997, the Company entered into new agreements with its suppliers of weight management and food and dietary supplement products. See "Business -- Product Overview -- Product Manufacturing and Development." The new contracts became effective January 12, 1998 and replace the contracts previously in effect. The new contracts provide, among other things, the ability for the Company to source and develop products from other third party manufacturers, within certain contractual limitations. The new contracts provide the opportunity for cost savings for certain products; however, the realization of any product cost savings will be affected by the Company's future product development.

  The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are generally made in U.S. Dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. Dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. The Company from time to time enters into forward exchange contracts and other hedging arrangements to manage its foreign exchange risk on intercompany transactions. During 1997, several European and Asian currencies weakened against the U.S. Dollar resulting in a foreign exchange loss of $1.6 million as compared to a loss of $3.0 million in 1996.

  The Company has conducted a review of its computer systems to consider upgrades, address the implications of the adoption of a single European Union currency in 1999 and to identify those areas that require Year 2000 compliance. The Company is currently developing an implementation plan to accomplish these objectives. Year 2000 compliance refers to the inability of certain computer systems to recognize dates commencing on January 1, 2000. Such inability has the potential to materially adversely affect the operation of computer systems. The Company currently believes that by modifying existing software and converting to new software for certain tasks, Year 2000 compliance will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. However, there can be no assurance that the systems of other companies on which the Company may rely will be timely converted or that the failure to convert by another company would not have an adverse effect on the Company. At the present time, the Company estimates that the incremental cash requirements related to system upgrades, European Union single currency issues and Year 2000 compliance will total approximately $10 million to $15 million. Such expenditures will be expensed or capitalized as appropriate.

  In January 1996, the Company's Board of Directors approved a one million share stock repurchase program, which was completed in April 1997. In April 1997, the Board of Directors adopted an additional $30 million stock repurchase program which was completed in February 1998. In February 1998, the Board adopted an additional $20 million stock repurchase program. Pursuant to these stock repurchase programs, through February 1998 the Company had expended $46.6 million in the aggregate to repurchase 2.5 million shares of Old Common Stock, Common Stock A, or Common Stock B.

  The Company has pledged cash and cash equivalents to secure bank financing primarily for the benefit of its foreign subsidiaries, including letters of credit, lines of credit, leases, and other obligations. As of December 31, 1997, an aggregate of $21.2 million had been pledged against $26.4 million of commitments for debt obligations, contingent guarantees, and foreign exchange activity. Generally, these debt arrangements expire in less than one year. The Company also enters into other unsecured guarantees related mainly to short-term currency hedge arrangements. There were no such hedges outstanding at December 31, 1997.

At December 31, 1997, the Company had $5.5 million of credit facilities of which $0.3 million is outstanding. The majority of these facilities expire in 1998. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

  For a discussion of certain contingencies that may impact liquidity and capital resources, see "Note 9, Contingencies," in the Company's consolidated financial statements included herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the Company, together with the Report thereon of Deloitte & Touche LLP, independent auditors, are included elsewhere herein on pages 33 through 52.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information called for by Item 10 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

  Information called for by Item 11 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information called for by Item 12 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information called for by Item 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

      1. FINANCIAL STATEMENTS

      The following financial statements of the Company are filed with this report and can be found on the pages indicated below:

---------------------------------------------------------------------------------------------------------
Description                                                                                      Page No.
---------------------------------------------------------------------------------------------------------
Independent Auditors' Report                                                                         33
Consolidated Balance Sheets - December 31, 1997 and 1996                                             34
Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995               36
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
  December 31, 1997, 1996, and 1995                                                                  37
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995          38
Notes to Consolidated Financial Statements                                                           39
---------------------------------------------------------------------------------------------------------

      2. FINANCIAL STATEMENT SCHEDULES

            None.

      3. EXHIBITS

------------------------------------------------------------------------------------------------------------------------------
Exhibit Number        Description                                                                          Page No./(Footnote)
------------------------------------------------------------------------------------------------------------------------------
  3.1                 Amended and Restated Articles of Incorporation                                                (10)
  3.2                 Amended and Restated Bylaws                                                                    (2)
  4.1                 Form of Class A Common Stock and Class B Common Stock Certificates                            (12)
 10.1                 Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et al., v
                      Herbalife International, Inc. et al., Case No. 92767 in the Superior Court of the
                      State of California for the County of Santa Cruz                                               (1)
 10.2                 The Company's 1991 Stock Option Plan, as amended                                            (7), (11)
 10.3                 The Company's 1992 Executive Incentive Compensation Plan, as amended                        (2), (7)
 10.4                 Form of Individual Participation Agreement relating to the Company's Executive
                      Compensation Plan                                                                              (2)
 10.5                 Form of Letter Agreement between the Compensation Committee of the Board of
                      Directors of the Company and Mark Hughes                                                       (2)
 10.6                 Form of Indemnity Agreement between the Company and certain officers and
                      directors of the Company                                                                       (2)
 10.7                 Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers and
                      directors of the Company                                                                       (2)
 10.8                 Form of Stock Appreciation Rights Agreement between the Company and certain
                      directors of the Company                                                                       (2)
 10.9                 1994 Performance Based Annual Incentive Compensation Plan                                (4), (7), (11)
 10.10                Form of Promissory Note for Advances under the Company's 1994 Performance Based
                      Annual Incentive Compensation Plan                                                             (5)
 10.11                Employment Agreement between the Company and Chris Pair dated April 3, 1994                    (3)
 10.12                Deferred Compensation Agreement between the Company and Michael Rosen                          (5)
 10.13                Office lease agreement between the Company and State Teacher's Retirement System,
                      dated July 20, 1995                                                                            (6)
 10.14                Form of stock appreciation rights agreements between the Company and certain
                      directors of the Company                                                                       (6)

 10.15                The Company's Senior Executive Deferred Compensation Plan, effective January 1, 1996           (6)
 10.16                The Company's Management Deferred Compensation Plan, effective January 1, 1996                 (6)
 10.17                Master Trust Agreement between the company and Imperial Trust Company, Inc.,
                      effective January 1, 1996                                                                      (6)
 10.18                The Company's 401K Plan                                                                        (6)
 10.19                Agreement Concerning Share Allocation Plan for Specific Directors of Herbalife of
                      Japan K.K. dated December 30, 1996.                                                            (8)
 10.20                Consulting Agreement between David Addis and Herbalife of America, Inc. dated January
                      27, 1997.                                                                                      (8)
 10.21                Agreement between Herbalife International of America, Inc. and D&F Industries, Inc.
                      dated September 2, 1997                                                                        (9)
 10.22                Agreement between Herbalife International of America, Inc. and Dynamic Products, Inc.
                      dated September 2, 1997                                                                        (9)
 10.23                Agreement between Herbalife International of America, Inc. and Raven Industries, Inc.
                      d/b/a Omni-Pak Industries, dated September 2, 1997                                             (9)
 10.24                The Company's Supplemental Executive Retirement Plan                                          (12)
 21                   List of subsidiaries of the Company                                                            (8)
 23.1                 Independent Auditor's Consent                                                                 (12)
 27                   Financial Data Schedule                                                                       (12)
------------------------------------------------------------------------------------------------------------------------------

      (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

      (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

      (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

      (4) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

      (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

      (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      (7) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

      (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1997.

      (10) Incorporated by reference to the Company's Registration Statement on Form 8-K declared effective by the Security and Exchange Commission on December 12, 1997.

      (11) Incorporated by reference to the Company's Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

      (12)  Filed herewith.

(b) REPORTS ON FORM 8-K:

      None.

(c) OTHER EXHIBITS:

      See "Item 14(a)3. Exhibits."

(d) OTHER FINANCIAL STATEMENT SCHEDULES:

      None.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Herbalife International, Inc.:

We have audited the accompanying consolidated balance sheets of Herbalife International, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbalife International, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Los Angeles, California
February 27, 1998

                          HERBALIFE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                          NOTES               1997              1996
                                                                        --------          ------------     ------------
CURRENT ASSETS:
Cash and cash equivalents                                                  2,4             $78,913,000      $87,481,000
Marketable securities                                                       2               43,794,000       43,558,000
Receivables, including related party receivables of $10,259,000             7               46,021,000       29,258,000
  (1997) and $5,677,000 (1996)
Inventories                                                               2, 3              71,583,000       46,204,000
Prepaid income taxes                                                                           695,000        1,821,000
Prepaid expenses and other current assets                                                    7,466,000        5,243,000
Deferred income taxes                                                     2, 12             19,502,000       15,882,000
                                                                                          ------------     ------------
Total current assets                                                                       267,974,000      229,447,000
                                                                                          ------------     ------------
PROPERTY - AT COST:                                                       2,  5
Furniture and fixtures                                                                      14,521,000       10,870,000
Equipment                                                                                   29,381,000       23,271,000
Leasehold improvements and building                                                         20,061,000       18,236,000
                                                                                          ------------     ------------
                                                                                            63,963,000       52,377,000
Less accumulated depreciation and amortization                                             (34,225,000)     (27,404,000)
                                                                                          ------------     ------------
                                                                                            29,738,000       24,973,000
                                                                                          ------------     ------------
OTHER ASSETS                                                              6, 7              13,409,000       11,062,000

GOODWILL(NET OF ACCUMULATED AMORTIZATION OF $1,428,000                      2
AND $1,255,000  IN 1997 AND 1996, RESPECTIVELY)                                              3,459,000        3,632,000
                                                                                          ------------     ------------
TOTAL                                                                                     $314,580,000     $269,114,000
                                                                                          ============     ============

                   See the accompanying notes to consolidated
                             financial statements.

                          HERBALIFE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            Notes            1997               1996
                                                                          ---------       ------------      ------------
CURRENT LIABILITIES:
Accounts payable                                                            2, 7           $12,654,000       $17,287,000
Royalty overrides                                                             2             56,643,000        42,676,000
Accrued compensation                                                                        19,516,000        16,808,000
Accrued expenses                                                                            19,137,000        19,152,000
Dividends payable                                                                            4,634,000         4,453,000
Current portion of contracts payable and bank loans                         4, 5             1,449,000         2,493,000
Advance sales deposits                                                        2             18,375,000         9,045,000
Income taxes payable                                                      2, 9, 12           9,580,000         7,871,000
                                                                                          ------------      ------------
Total current liabilities                                                                  141,988,000       119,785,000

NON-CURRENT LIABILITIES
Contracts payable, net of current portion                                   4, 5             2,666,000         2,306,000
Deferred income taxes                                                       2, 12            1,739,000         1,103,000
Other non-current liabilities                                               6, 7            11,586,000         6,780,000
                                                                                          ------------      ------------
Total Liabilities                                                                          157,979,000       129,974,000
                                                                                          ------------      ------------
MINORITY INTEREST                                                           2, 7             1,868,000           672,000
                                                                                          ------------      ------------
COMMITMENTS AND CONTINGENCIES                                              5, 6, 9

STOCKHOLDERS' EQUITY                                                         10
Common Stock A, $0.01 par value; 33,333,333 shares authorized,
  9,811,623 (1997) and  30,205,338 (1996) shares issued and outstanding                         98,000           302,000

Common Stock B, $0.01 par value; 66,666,667 shares authorized,
  19,818,248 shares issued and outstanding                                                     198,000                --

Paid-in capital in excess of par value                                                      50,319,000        43,258,000
Retained earnings, including cumulative translation adjustment of
  ($4,858,000) (1997) and $(981,000) (1996)                                                104,248,000        95,353,000

Unearned compensation                                                                         (152,000)         (412,000)
Unrealized gain(loss) on marketable securities                                2                 22,000           (33,000)
                                                                                          ------------      ------------
Total stockholders' equity                                                                 154,733,000       138,468,000
                                                                                          ------------      ------------
TOTAL                                                                                     $314,580,000      $269,114,000
                                                                                          ============      ============

                   See the accompanying notes to consolidated
                             financial statements.

                          HERBALIFE INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            Notes             1997              1996                 1995
                                                                         --------------    --------------        ------------
Retail sales                                                  2          $1,490,693,000    $1,200,144,000        $923,644,000
Less - Distributor allowances on product purchases            2             708,241,000       568,209,000         434,640,000
                                                                         --------------    --------------        ------------
Net sales                                                     2             782,452,000       631,935,000         489,004,000
Cost of sales, including purchases from related               7
  parties of $66,771,000 (1997), $56,374,000 (1996) and
  $29,340,000 (1995)                                                        205,070,000       168,432,000         143,557,000
Royalty overrides                                             2             233,883,000       184,669,000         138,940,000
Marketing, distribution and administrative expenses        5, 6, 7          257,514,000       210,087,000         176,046,000
Restructuring expense                                         8                                                     2,300,000
Interest income - net                                                         4,535,000         4,084,000           3,404,000
                                                                         --------------    --------------        ------------
Income before income taxes and minority interest                             90,520,000        72,831,000          31,565,000
Income taxes                                               2, 9, 12          34,850,000        28,040,000          11,837,000
                                                                         --------------    --------------        ------------
Income before minority interest                                              55,670,000        44,791,000          19,728,000
Minority Interest                                            2, 7             1,003,000
                                                                         --------------    --------------        ------------
NET INCOME                                                                  $54,667,000       $44,791,000          $19,728,000
                                                                         ==============    ==============        ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                                      30,193,000        29,803,000          29,904,000
                                                                         ==============    ==============        ============
  Diluted                                                                    31,803,000        31,379,000           30,313,000
                                                                         ==============    ==============        ============
EARNINGS PER SHARE                                          2, 10
  Basic                                                                           $1.81             $1.50               $0.66
                                                                         ==============    ==============        ============
  Diluted                                                                         $1.72             $1.43               $0.65
                                                                         ==============    ==============        ============
CASH DIVIDENDS PER COMMON SHARE                                                   $0.60             $0.60               $0.74
                                                                         ==============    ==============        ============

                   See the accompanying notes to consolidated
                             financial statements.

                         HERBALIFE INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                                               Paid in
                                                                                              Capital in
                                                                    Common        Common      Excess of       Retained
                                                                    Stock A      Stock B      Par Value       Earnings
                                                                   -------------------------------------------------------
Balance at December 31, 1994                                        $300,000                  $41,117,000   $71,784,000

Issuance of 42,000 shares of Common Stock under the 1991
Stock Option Plan                                                      1,000                       92,000
Retire 7,090 Shares of Common Stock                                                               (89,000)
Additional capital from tax benefit of 1991 Stock Option Plan
and vesting of employee restricted stock                                                          275,000
Amortization of unearned compensation
Cancellation of 135,000 shares of restricted stock                    (1,000)                    (978,000)
Net income                                                                                                   19,728,000
Translation adjustments
Unrealized gain on Marketable Securities
Cash Dividends Declared                                                                                     (22,189,000)
                                                                   ---------   ----------   -------------  ------------
Balance at December 31, 1995                                        $300,000                  $40,417,000   $69,323,000

Issuance of 839,000 shares of Common Stock under the 1991
Stock Option Plan                                                      8,000                    4,721,000
Issuance of Common Stock under the 1994 Incentive
Compensation Plan                                                                               1,307,000
Additional capital from tax benefit of 1991 Stock Option Plan                                   4,284,000
Repurchase of 574,500 Shares of Common Stock                          (6,000)                  (7,471,000)
Amortization of unearned compensation
Net income                                                                                                   44,791,000
Translation adjustments
Unrealized loss on Marketable Securities
Cash Dividends Declared                                                                                     (17,780,000)
                                                                   ---------   ----------   -------------  ------------
Balance at December 31, 1996                                        $302,000                  $43,258,000   $96,334,000

Issuance of 669,826 shares of Common Stock under the 1991
Stock Option Plan                                                      7,000                    4,942,000
Issuance of Common Stock under 1994 Incentive Compensation
Plan                                                                                              865,000
Additional capital from tax benefit of 1991 Stock Option Plan                                   3,448,000
One-for-Three Reverse Stock Split                                   (206,000)                     206,000
Stock split effected in the form of a stock dividend                              206,000        (206,000)
Repurchase of 503,453 shares of Common Stock A and 788,540
shares of Common Stock B                                              (5,000)      (8,000)     (2,194,000)  (23,756,000)
Amortization of unearned compensation
Net income                                                                                                   54,667,000
Translation adjustments
Unrealized gain on marketable securities
Cash Dividends Declared                                                                                     (18,139,000)
                                                                   ----------------------------------------------------
Balance at December 31, 1997                                         $98,000     $198,000     $50,319,000  $109,106,000
                                                                   ====================================================

                                                                                                        Gain
                                                                    Cumulative                        (Loss) on       Total
                                                                    Translation       Unearned       Marketable   Stockholders'
                                                                    Adjustment      Compensation     Securities      Equity
                                                                   -------------------------------------------------------------
Balance at December 31, 1994                                           $250,000        ($3,364,000)   ($272,000)   $109,815,000

Issuance of 42,000 shares of Common Stock under the 1991
Stock Option Plan                                                                                                        93,000
Retire 7,090 Shares of Common Stock                                                                                     (89,000)
Additional capital from tax benefit of 1991 Stock Option Plan
  and vesting of employee restricted stock                                                                              275,000
Amortization of unearned compensation                                                      805,000                      805,000
Cancellation of 135,000 shares of restricted stock                                         843,000                     (136,000)
Net income                                                                                                           19,728,000
Translation adjustments                                                 944,000                                         944,000
Unrealized gain on Marketable Securities                                                                284,000         284,000
Cash Dividends Declared                                                                                             (22,189,000)
                                                                   ------------     --------------   ----------    ------------
Balance at December 31, 1995                                         $1,194,000        ($1,716,000)     $12,000    $109,530,000

Issuance of 839,000 shares of Common Stock under the 1991
Stock Option Plan                                                                                                     4,729,000
Issuance of Common Stock under the 1994 Incentive
Compensation Plan                                                                                                     1,307,000
Additional capital from tax benefit of 1991 Stock Option Plan                                                         4,284,000
Repurchase of 574,500 Shares of Common Stock                                                                         (7,477,000)
Amortization of unearned compensation                                                    1,304,000                    1,304,000
Net income                                                                                                           44,791,000
Translation adjustments                                              (2,175,000)                                     (2,175,000)
Unrealized loss on Marketable Securities                                                                (45,000)        (45,000)
Cash Dividends Declared                                                                                             (17,780,000)
                                                                   ------------    ---------------   ----------     -----------
Balance at December 31, 1996                                          ($981,000)         ($412,000)    ($33,000)   $138,468,000

Issuance of 669,826 shares of Common Stock under the 1991
  Stock Option Plan                                                                                                   4,949,000
Issuance of Common Stock under 1994 Incentive Compensation
  Plan                                                                                                                  865,000
Additional capital from tax benefit of 1991 Stock Option Plan                                                         3,448,000
One-for-Three Reverse Stock Split                                                                                            --
Stock split effected in the form of a stock dividend                                                                         --
Repurchase of 503,453 shares of Common Stock A and 788,540
  shares of Common Stock B                                                                                          (25,963,000)
Amortization of unearned compensation                                                      260,000                      260,000
Net income                                                                                                           54,667,000
Translation adjustments                                              (3,877,000)                                     (3,877,000)
Unrealized gain on marketable securities                                                                 55,000          55,000
Cash Dividends Declared                                                                                             (18,139,000)
                                                                   ------------------------------------------------------------
Balance at December 31, 1997                                        $(4,858,000)         $(152,000)     $22,000    $154,733,000
                                                                   ============================================================

                   See the accompanying notes to consolidated
                              financial statements.

                         HERBALIFE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     1997             1996             1995
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 54,667,000     $ 44,791,000     $ 19,728,000
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                   10,966,000       10,557,000        8,104,000
  Deferred income taxes                                           (2,984,000)      (9,683,000)       5,775,000
  Amortization of unearned compensation                              260,000        1,304,000          805,000
  Stock grant                                                        865,000        2,497,000
  Unrealized foreign exchange (gain) loss                          1,735,000         (368,000)      (1,112,000)
  Minority interest in earnings                                    1,003,000
  Other                                                              299,000          256,000          149,000
Changes in operating assets and liabilities:
   Receivables                                                   (18,896,000)     (10,377,000)      (4,968,000)
   Inventories                                                   (31,355,000)      (7,454,000)      10,903,000
   Prepaid expenses and other current assets                      (2,002,000)      (1,388,000)       4,881,000
   Other assets                                                       41,000         (658,000)      (5,909,000)
   Accounts payable                                               (2,301,000)        (466,000)       1,740,000
   Royalty overrides                                              16,885,000       11,335,000        9,154,000
   Accrued expenses and accrued compensation                       4,437,000       20,065,000        7,495,000
   Advance sales deposits                                         10,869,000       (6,790,000)      12,640,000
   Income taxes payable                                            6,709,000       11,802,000        8,486,000
                                                                ------------     ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         51,198,000       65,423,000       77,871,000
                                                                ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property                                          (13,090,000)     (15,401,000)      (7,243,000)
  Proceeds from sale of property                                     176,000          549,000          462,000
  Changes in marketable securities                                  (181,000)      (8,553,000)      (9,937,000)
                                                                ------------     ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                            (13,095,000)     (23,405,000)     (16,718,000)
                                                                ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to bank loans and contracts payable                      510,000        1,219,000
  Principal payments on bank loans and contracts payable          (3,337,000)      (1,619,000)      (1,433,000)
  Exercise of stock options, net of stock repurchases              4,949,000        4,729,000            3,000
  Repurchase of Common Stock                                     (25,963,000)      (7,477,000)
  Dividends paid                                                 (18,150,000)     (17,869,000)     (24,240,000)
  Other                                                                                (6,000)           9,000
                                                                ------------     ------------     ------------
NET CASH USED IN FINANCING ACTIVITIES                            (41,991,000)     (21,023,000)     (25,661,000)
                                                                ------------     ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS      (4,680,000)      (2,690,000)        (600,000)
                                                                ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (8,568,000)      18,305,000       34,892,000

CASH AND CASH EQUIVALENTS AT JANUARY 1,                           87,481,000       69,176,000       34,284,000
                                                                ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31,                       $ 78,913,000     $ 87,481,000     $ 69,176,000
                                                                ============     ============     ============
INTEREST PAID                                                   $    506,000     $    352,000     $    715,000
                                                                ============     ============     ============
INCOME TAXES PAID(REFUNDED)                                     $ 27,110,000     $ 21,186,000     $ (4,012,000)
                                                                ============     ============     ============


        See the accompanying notes to consolidated financial statements.

                          HEBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

  Herbalife International, Inc. and its subsidiaries (the "Company") markets weight management products, other food and dietary supplements and personal care products worldwide. The Company's products, which consist of herbs and other natural ingredients, are marketed through a network marketing system in which "distributors" who are generally independent contractors purchase products for resale to retail consumers and other distributors. As of December 31, 1997, the Company conducted business in thirty-six countries located in the Asia/Pacific Rim, Europe and Americas. In the Company's foreign markets, distributors market the same, or essentially the same products, as those sold in the United States and in fundamentally the same manner.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

  The consolidated financial statements include the accounts of the Company and its subsidiaries; all significant intercompany transactions and accounts have been eliminated.

TRANSLATION OF FOREIGN CURRENCIES

  Foreign subsidiaries asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are accumulated in a separate component of stockholders' equity. Transaction losses, which were $1,564,000, $3,013,000 and $2,573,000 in the years ending December 31, 1997,
1996 and 1995, respectively, are included in marketing, distribution and administrative expenses in the accompanying Consolidated Statements of Income.

FORWARD  EXCHANGE CONTRACTS

  The Company enters into forward exchange contracts in managing its foreign exchange risk on intercompany transactions and does not use the contracts for trading purposes. Gains and losses related to qualifying hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premium payments on such contracts are amortized to expense over the life of the contracts.

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

MARKETABLE SECURITIES

  The Company's marketable securities are classified as "available for sale". Fluctuations in fair value are included in a separate component of stockholders' equity. Marketable securities are comprised primarily of tax-exempt municipal bonds with contractual maturities of up to five years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company has estimated the fair value of its financial instruments using the following methods and assumptions: a) The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and contracts payable approximate fair value; and b) The fair value of investments is based on quoted market prices.

                         HERBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

  Inventories are stated at lower of cost (on the first-in, first-out basis) or market.

ADVERTISING COSTS

The Company expenses advertising costs in the period incurred. Literature and promotional items are sold to distributors and are included in inventories and are charged to cost of sales as they are sold.

LONG-LIVED ASSETS

  Depreciation of furniture, fixtures and other equipment is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to six years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter.

  Costs incurred in advance of commencing operations in a new country are capitalized. These costs are predominantly legal, accounting and other professional costs relating to the approval and registration of the Company's products in the new markets as well as professional expenses incurred in connection with the structuring, organization and formation of the entities through which the Company's business is conducted in a new Company. These costs are amortized over periods ranging from twelve to twenty-four months.

  Goodwill is being amortized over periods ranging from fifteen to forty years.

  Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment losses would be recognized if the carrying amount of the asset exceeds the fair value of the asset.

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

MINORITY INTEREST

  On December 30, 1996, the Company sold shares of Herbalife Japan to certain Company Directors, Executive Officers and Resident Managers of Herbalife Japan. The minority interest represents the minority stockholders' approximate 7% interest in the equity of Herbalife Japan.

REVENUE RECOGNITION

  The Company records its retail sales based upon suggested retail prices as reflected on the Company's sales invoices to its distributors. The Company does not receive the amount reported as retail sales, but generally receives the net sales price in cash or through credit card payments upon receipt of orders from distributors. The net sales price is the suggested retail price less a distributor allowance approximating 50%. Sales, related royalty overrides, and allowances for product returns are

                         HERBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded when the merchandise is shipped. Advance sales deposits represent prepaid orders for which the Company has not shipped the merchandise.

SOURCES OF SUPPLY AND PRODUCT DEVELOPMENT

  All of the company's products are manufacturered by outside companies. The weight loss and food and dietary supplements are manufactured by two companies; Raven Industries ("Raven"), which manufacturers all of the Company's powder products, and D&F Industries ("D&F"), which currently supplies all of the Company's tablet and capsule products. The Company was subject to requirements contracts with each of Raven, D&F, and their affiliate, pursuant to which, prior to 1998, the Company agreed to purchase all of its requirements of powder products from Raven and all of its requirements of tablet, capsule, and certain other products from D&F or its affiliate, to the extent each such manufacturer was capable of manufacturing such products. In September 1997, the company entered into new three year agreements with Raven, D&F, and their affiliate, pursuant to which revised pricing and other provisions became effective on January 12, 1998. The new contracts provide, among other things, the ability for the Company to source and develop products with other third party manufacturers, subject to minimum percentage purchase and other requirements for nutritional supplement, and a small number of non-nutritional supplement, products falling into specified product categories. As a result, and because the new contracts confirm the Company's ownership of product formulations for substantially all of the Company's nutritional products, the Company has the capacity, and in the future may seek, to "second source" particular nutritional supplement products with multiple manufacturers. Further, the Company has hired its own staffs of product research and development and product formulation personnel, and will increasingly rely on its in-house staff for these functions. However, the Company has historically relied on Raven and D&F for these services, and will continue to do so, albeit to a lesser extent, in the future. See Note 7 for discussion of the ownership of Raven and its affiliate.

EARNINGS PER SHARE

  At December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares outstanding for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Earnings per share for the current and prior periods have been presented in conformity with the provisions of SFAS 128. A reconciliation of the basic and diluted weighted average shares is as follows:

                                                Year Ended December 31,
                                      ------------------------------------------
                                         1997            1996            1995
                                      ----------      ----------      ----------
Basic                                 30,193,000      29,803,000      29,904,000
Effect of Stock Options                1,610,000       1,576,000         409,000
                                      ----------      ----------      ----------
Diluted                               31,803,000      31,379,000      30,313,000
                                      ==========      ==========      ==========

  Net income as presented in the consolidated income statement is used as the numerator in the earnings per share calculation for both the basic and diluted computations.

STOCK COMPENSATION

  Effective January 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, such as stock purchase plans, stock options, restricted stock and stock appreciation rights as well as non-employee equity transactions. The Company has not changed the method of accounting for its employee stock compensation plans, but as permitted by this statement, has provided the fair value disclosure requirements in Footnote 10.

                         HERBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

3. INVENTORIES

  Inventories consist primarily of finished goods available for resale and can be categorized as follows:

                                                           December 31,
                                                    --------------------------
                                                        1997           1996
                                                    -----------    -----------
Product                                             $61,048,000    $39,668,000
Literature                                            4,990,000      3,419,000
Promotional items                                     5,545,000      3,117,000
                                                    -----------    -----------
Total                                               $71,583,000    $46,204,000
                                                    ===========    ===========

4. BANK LOANS AND CONTRACTS PAYABLE

Bank loans and contracts payable consist of the following:

                                                              December 31,
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------
Capitalized leases, due in monthly installments
   through 2002 (Note 5)                                $3,824,000    $3,536,000
Other                                                      291,000     1,263,000
                                                        ----------    ----------
Total                                                    4,115,000     4,799,000
Less current portion                                     1,449,000     2,493,000
                                                        ----------    ----------
Long-term portion                                       $2,666,000    $2,306,000
                                                        ==========    ==========

  Annual scheduled payments of bank loans and contracts payable are: $1,449,000
(1998), $1,102,000 (1999), $844,000 (2000), $569,000 (2001), and $151,000
(2002).

  The Company has revolving bank credit facilities in South Korea and Turkey in the amount of $3,350,000 and $1,927,000, respectively. The credit facilities will continue to be available until written notice is provided. The credit facilities provide for borrowings at local interest rates, set when borrowings are made. The borrowings are collateralized by cash investments on account with the bank. At December 31, 1997, there were no borrowings outstanding against the South Korean credit facility. The credit facility in Turkey had $278,000 outstanding at December 31, 1997.

  The Company has pledged cash and cash equivalents to secure bank financing primarily for the benefit of its foreign subsidiaries, including letters of credit, lines of credit, leases, and other obligations. As of December 31, 1997, an aggregate of $21.2 million had been pledged against $26.4 million of commitments for debt obligations, contingent guarantees, and foreign exchange activity. Generally, these debt arrangements expire in less than one year. The Company also has other unsecured guarantees related mainly to short-term currency hedge arrangements.

                         HERBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LEASE OBLIGATIONS

  The Company has warehouse and office facilities, furniture and fixtures and equipment under leases which expire at various dates through 2009. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs. Certain of the leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 1997 were as follows:

                                                                Operating         Capital
                                                               -----------       ----------
1998                                                           $ 9,497,000       $1,360,000
1999                                                             7,732,000        1,248,000
2000                                                             6,997,000          917,000
2001                                                             6,407,000          599,000
2002                                                             5,506,000          155,000
Thereafter                                                      17,293,000               --
                                                               -----------       ----------
Total                                                          $53,432,000        4,279,000
                                                               -----------
Less: Amounts included above representing interest                                  455,000
                                                                                 ----------
Present value of net minimum lease payments                                      $3,824,000
                                                                                 ==========

Rental expense for the years ended December 31, 1997, 1996 and 1995 was $14,299,000, $9,434,000, and $7,126,000 respectively.

Property under capital leases is included in property in the accompanying balance sheets at December 31, 1997 and 1996 as follows:

                                                       1997              1996
                                                    ----------        ----------
Equipment                                           $6,105,000        $5,575,000
Less: accumulated amortization                       2,096,000         2,291,000
                                                    ----------        ----------
Total                                               $4,009,000        $3,284,000
                                                    ==========        ==========

6. EMPLOYEE COMPENSATION PLANS

  The Company has two incentive compensation plans: the 1992 Executive Incentive Compensation Plan (the "1992 Plan") and the 1994 Performance- Based Annual Incentive Compensation Plan (the "1994 Plan"). Under the 1992 plan, a target percentage of earnings before bonuses and income taxes may be awarded to Officers, Directors and Key Employees, as determined by the Chief Executive Officer and Compensation Committee, based on the attainment of certain corporate and business objectives. The expense under the 1992 Plan for 1996 was $320,000. No bonuses were awarded under this plan for 1997 or 1995.

  The 1994 Plan provides additional compensation as an incentive to key executives and consultants to attain certain specified performance objectives of the Company. The amount of the available awards to individual participants and the aggregate amount to all participants is determined based upon objective performance goals as determined by the Compensation Committee of the Board of Directors. The amounts awarded under the 1994 Plan for 1997 and 1996 totaled $8,250,000 and $5,850,000, respectively. No amounts were awarded under this plan for 1995.

  In accordance with the 1994 Plan, the Company made advances of targeted performance bonus amounts during 1997 and 1996 to the participants. As of December 31, 1997, the remaining outstanding principal and accrued interest obligations were $7,295,000. Each advance is a full recourse obligation of the executive with a maturity date of two years following the date of

                         HERBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the advance. In addition, the advances bear interest at the applicable federal rate (AFR) for two-year notes at the time of the advances. The rates for existing outstanding advances range from 5.64% to 5.69%.

  The Company also maintains a savings plan pursuant to Sections 401 (k) and (m) of the Internal Revenue Code. The plan is available to substantially all employees who meet length and service requirements. Employees may elect to contribute 2% to 17% of their compensation, and the Company will match a portion of the participant's contribution. Participants are partially vested in the Company contributions after three years and fully vested after seven years. The Company contributed $470,000, $399,000 and $284,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  In 1996, the Company implemented two non-qualified, deferred compensation plans for select groups of management: the "Management Plan" and the "Senior Executive Plan". The Deferred Compensation Plans allow eligible employees to elect annually to defer up to fifty percent (50%) of their base annual salary and up to one hundred percent (100%) of their annual bonus for each calendar year (the "Annual Deferral Amount"). The Company makes matching contributions on behalf of each participant in the Senior Executive Plan of one hundred percent (100%) of the amount deferred by each participant up to ten percent (10%) of the participant's base annual salary. Each participant in either of the Deferred Compensation Plans has at all times a fully vested and non-forfeitable interest in each year's contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant's election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest. Such amount is payable in five or more years from the first day of the year in which the Annual Deferral Amount is actually deferred. The gross deferred compensation expense was $4,683,000 and $2,826,000 for 1997 and 1996 respectively. The deferred compensation expense net of participant contributions was $1,078,000 and $616,000 for 1997 and 1996, respectively. The long-term deferred compensation liability, included in other noncurrent liabilities in the accompanying balance sheet, was $7,336,000 and $2,832,000 for December 31, 1997 and 1996, respectively.

  In September, 1997 the Company implemented the non-qualified, unfunded, non-contributory Supplemental Executive Retirement Plan ("SERP") for selected key executives. Benefits under the SERP plan are based on years of service and final average compensation, as defined. The actuarial present value of the vested SERP obligation was $3.8 million as of December 31, 1997. The expense under this plan was $431,000 for 1997.

7. TRANSACTIONS WITH RELATED PARTIES

  The CEO and majority stockholder of the Company owns a one-third interest in Raven, a major supplier of the Company's products, and a one- fifth interest in Dynamic Products, Inc., a supplier of one of the Company's products. An employee (former Director and Executive Officer) of the Company owns a five percent interest in Dynamic Products, Inc. Dynamic is affiliated through common management with Raven and D&F (see Note 2). Total purchases from Raven Industries were $63,424,000, $53,193,000 and $26,246,000 for the years ended
December 31, 1997, 1996 and 1995, respectively. Total purchases from Dynamic Products, Inc. were $3,347,000, $3,181,000 and $3,094,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the aggregate amounts payable to these suppliers were $103,000 and $1,339,000, respectively.

  In addition to advances described in Note 6, during 1996 and 1997, the Company advanced $618,000 to certain officers and a Director. The outstanding principal and accrued interest were $660,000 at December 31, 1997. Each outstanding advance is a full recourse obligation of the officer with a maturity date of 9 months to two years. The advances bear interest ranging from 5.48% to 5.84%.

  The Company engaged Nutrient Research Consultants, Ltd., which is wholly owned by an employee (former Director and Executive Officer), to perform consulting services related to the formulation and testing of nutritional products. For the years ended December 31, 1996 and 1995, payments by the Company to this consulting firm amounted to $230,000 and $1,003,000 respectively. No payments were made to this firm in 1997.

  In January 1997, the Company entered into a consulting agreement with the former Chief Counsel of the Company (the "Consultant"). The agreement provides for the Consultant to provide consulting services, as requested by the Company, through the end of 1997 in connection with the business and operations of the Company. Pursuant to the agreement, the

                         HERBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  In December 1996, the Company sold an approximate 7% interest in its Japanese subsidiary to certain Company Directors, Executive Officers and Resident Managers of Herbalife Japan K.K.. The aggregate sales price was $4,620,000, $1,386,000 in cash and $3,234,000 in full recourse interest bearing notes. The Notes are payable in 16 equal quarterly principal and interest installments, beginning in March 1998, as amended. The sales price of the shares was determined based upon a valuation performed by an independent investment banking firm. The profit recognized from the sale has been deferred until the interest ultimately is sold to a third party.

8. RESTRUCTURING EXPENSES

  In connection with the Company's plan to modify its European infrastructure to enhance operating efficiencies, the Company recorded a restructuring charge of $2,300,000 in the year ended December 31, 1995. The restructuring charge included expected termination costs for certain leases and reductions in certain asset carrying values. The restructuring was implemented in 1996.

9. CONTINGENCIES

  The Company is subject to transfer pricing regulations, restrictions on the management fees it charges to its worldwide subsidiaries and similar regulations and restrictions designed to ensure that appropriate levels of income are reported as earned by each local subsidiary and taxed by the appropriate governmental authorities. In addition, the Company's operations in foreign countries are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of the Company's products.

  While the Company believes it is in substantial compliance with all applicable regulations and restrictions, it is subject to the risk that foreign governmental authorities could audit its transfer pricing and related practices and assert that additional taxes are owed. For example, the Company is currently subject to pending or proposed audits which are at various levels of review, assessment or appeal in a number of foreign jurisdictions, including Italy, France and Germany, involving transfer pricing issues, income taxes, value added taxes, withholding taxes and related interest and penalties in material amounts. In certain circumstances, additional taxes, interest and penalties have been assessed, and the Company will be required to litigate to reverse the assessments. In addition, Italian criminal tax proceedings are pending against the managing director of the Company's Italian subsidiary in his capacity as such with respect to certain tax issues affecting the Company (and not affecting distributors or the taxation of distributors). The Company has been advised by its Italian tax counsel that referral of tax charges to criminal authorities in Italy is a relatively common procedure (pursuant to statutory provisions requiring referral of specific types of claims based upon the amounts thereof) and in any event believes that it has strong defenses to the charges. None of the pending or proposed audits, assessments or litigation is expected to have a material adverse effect on the Company. However, ultimate resolution of these matters may take several years and the outcome is uncertain.

  In the event that such audits or assessments are concluded adversely to the Company, the Company believes that it may be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Currently, the foreign tax credits have been fully utilized. Because the laws and regulations governing U.S. foreign tax credits are complex and depend, among other things, on tax treaties with foreign nations in addition to U.S. tax laws, there can be no assurance that the Company would in fact be able to take advantage of any such additional foreign tax credits in the future.

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

                          HEBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCKHOLDERS' EQUITY

  At a Special Meeting of the Company's shareholders held on December 11, 1997, the Company's shareholders approved a recapitalization plan, pursuant to which the Company's Articles of Incorporation were amended and restated to: (i) effect a one-for-three reverse split (the "Reverse Split") of the then outstanding common stock ("Old Common Stock"), (ii) reclassify each resulting whole share of Old Common Stock as a share of a new class A common stock ("Class A Stock") ,
(iii) create a new class of non-voting common stock, designated as class B common stock ("Class B Stock"), and (iv) fix the relative rights, powers and limitations of the Class A Stock and the Class B Stock. The recapitalization did not change the aggregate number of shares of the Company's authorized and outstanding capital stock. On December 12, 1997, the recapitalization became effective and the Company's Board of Directors declared a dividend of two shares of Class B Stock on each whole share of Class A Stock resulting from the Reverse Split. On December 15, 1997, trading of both the Class A Stock and the Class B Stock commenced on the NASDAQ National Market system. Common stock options and SARs have been retroactively adjusted to reflect the Recapitalization.

  The Company's 1991 Stock Option Plan ("1991 Plan"), as amended, permits the granting of non-qualified stock options to key employees and consultants to purchase 6,800,000 shares of the Company's Common Stock A and/or Common Stock B at prices not less than 85% of the fair market value of such shares on the date the option is granted. All options outstanding at December 31, 1997 were granted at the fair market value of such shares on the grant date. The contractual life of the options are generally 10 years and vest ratably over a maximum of 5 years in minimum annual installments of 20%.

  The Company's 1994 Plan allows for the granting of stock based performance awards authorized by the Compensation Committee of the Board of Directors. Compensation costs for these awards are recorded based on the quoted market price of the Company's common stock at the end of the period in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. In 1992 and 1993, three key management employees were issued a total of 525,000 restricted shares of Common Stock in connection with their respective employment agreements. The employees are entitled to receive dividends, but assumption of full beneficial ownership vests ratably over five years and is contingent upon remaining in continuous employment for the vesting period. Paid-in Capital in Excess of Par Value and Unearned Compensation were recorded for the market value of the shares issued. Unearned Compensation is being amortized to compensation expense over the vesting period and is shown as a reduction of stockholders' equity. Stock based compensation costs included in the determination of income were $1,332,000, $4,798,000, and $892,000 for the years ended 1997, 1996, and 1995, respectively.

  During July 1997, all outstanding SARs were converted to stock options with the same strike price as the former SAR. As of December 31, 1997 there were no SARs outstanding.

  The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost for stock option grants been calculated using the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" (SFAS
123), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                   1997              1996              1995
                              --------------    --------------    --------------
Net Income - as reported         $54,667,000       $44,791,000       $19,728,000
Net Income - pro forma           $46,881,000       $42,054,000       $18,164,000

Basic EPS - as reported                $1.81             $1.50             $0.66
Basic EPS - pro forma                  $1.55             $1.41             $0.61

Diluted EPS - as reported              $1.72             $1.43             $0.65
Diluted EPS - pro forma                $1.49             $1.38             $0.61

  During November, 1995, 1,460,000 options were repriced by the Company to reflect the then current stock price of $7.375. In accordance with the provisions of FAS 123, the fair value compensation cost of the vested portion of the repriced options was included in the determination of pro forma earnings for 1995. The pro forma effect on net income

                         HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the years presented is not necessarily representative of the pro forma effect on net income for future years since the pro forma compensation costs relate only to stock options granted or repriced since January 1, 1995.

  The fair value of the stock options granted during the years presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

                                               1997         1996         1995
                                             --------     --------     --------
Risk free interest rate                          6.49%        6.47%        5.79%
Expected option life                              6.9          5.5          3.5
Volatility                                      75.18%       77.68%       70.52%
Dividend yield                                    3.5%         5.2%         5.2%


Option groups outstanding at December 31, 1997 and related option information follows:

                                                                                  1997
                                         ----------------------------------------------------------------------------------------
                                                       Common Stock A                               Common Stock B
                                         -------------------------------------------   ------------------------------------------
                                                              Weighted                                     Weighted
                                            Options            Average        SARs       Options            Average        SARs
                                         --------------       --------      --------   -------------       --------      --------
Outstanding at January 1,                     1,312,000         $10.92        62,000       2,627,000         $10.92       124,000
Granted                                         933,000          17.29            --       1,940,000          17.45            --
Exercised                                      (222,000)          7.39       (10,000)       (448,000)          7.39       (20,000)
SAR's converted to options                       52,000          15.55       (52,000)        104,000          15.55      (104,000)
Canceled                                        (34,000)         15.56            --         (67,000)         15.56            --
                                         --------------       --------      --------   -------------       --------      --------
Outstanding at December 31,                   2,041,000         $14.27            --       4,156,000         $14.40            --
                                                              ========      ========                       ========      ========
Available for Grant at December 31,             226,000                                      377,000
                                         --------------                                -------------
Total reserved shares                         2,267,000                                    4,533,000
                                         ==============                                =============
Exercisable at December 31,                     389,000                                      778,000
                                         ==============                                =============
Option prices per share
     Granted                              $15.69-$25.13                                $15.69-$25.13
     Exercised                            $ 0.88-$13.00                                $ 0.88-$13.00

Weighted average fair value of
  options granted during the year                 $9.46                                        $9.56

                                                                                  1996
                                         ----------------------------------------------------------------------------------------
                                                       Common Stock A                               Common Stock B
                                         -------------------------------------------   ------------------------------------------
                                                              Weighted                                     Weighted
                                            Options            Average        SARs       Options            Average        SARs
                                         --------------       --------      --------   -------------       --------      --------
Outstanding at January 1,                       972,000         $ 6.69        20,000       1,944,000         $ 6.69        40,000
Granted                                         638,000          14.96        58,000       1,277,000          14.96       117,000
Exercised                                      (280,000)          5.64        (5,000)       (559,000)          5.64       (11,000)
Canceled                                        (18,000)          7.38       (11,000)        (35,000)          7.38       (22,000)
                                         --------------       --------      --------   -------------       --------      --------
Outstanding at December 31,                   1,312,000         $10.92        62,000       2,627,000         $10.92       124,000
                                                              ========      ========                       ========      ========
Available for Grant at December 31,             221,000                                      441,000
                                         --------------                                -------------
Total reserved shares                         1,533,000                                    3,068,000
                                         ==============                                =============
Exercisable at December 31,                     256,000                                      513,000
                                         ==============                                =============
Option prices per share
     Granted                             $ 10.13-$19.88                                $10.13-$19.88
     Exercised                           $  0.88-$15.25                                $ 0.88-$15.25

Weighted average fair value of
  options granted during the year                 $7.23                                        $7.23

                         HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   1995
                                         ----------------------------------------------------------------------------------------
                                                       Common Stock A                               Common Stock B
                                         -------------------------------------------   ------------------------------------------
                                                              Weighted                                     Weighted
                                            Options            Average        SARs       Options            Average        SARs
                                         --------------       --------      --------   -------------       --------      --------
Outstanding at January 1,                       715,000         $12.95        13,000       1,429,000         $12.95        27,000
Granted                                         351,000           7.39        10,000         702,000           7.39        20,000
Repriced                                        487,000           7.38            --         973,000           7.38            --
Exercised                                       (14,000)          2.19        (3,000)        (28,000)          2.19        (7,000)
Surrendered for reprice                        (487,000)         15.92            --        (973,000)         15.92            --
Canceled                                        (80,000)         14.59            --        (159,000)         14.59            --
                                              ---------         ------       -------       ---------         ------       -------
Outstanding at December 31,                     972,000         $ 6.69        20,000       1,944,000         $ 6.69        40,000
                                                                ======       =======                         ======       =======

Available for Grant at December 31,             110,000                                      220,000
                                              ---------                                    ---------

Total reserved shares                         1,082,000                                    2,164,000
                                              =========                                    =========

Exercisable at December 31,                     259,000                                      517,000
                                              =========                                    =========

Option prices per share
     Granted                              $ 7.38-$11.63                                 $7.38-$11.63
     Exercised                            $ 0.88-$ 3.63                                 $0.88-$ 3.63

Weighted average fair value of
  options granted during the year                 $3.01                                        $3.01

  The following table summarizes information regarding option groups outstanding at December 31, 1997. This table has not been expanded to segregate between Common Stock A options and Common Stock B options since the resultant segregation would have produced similar results.

                                                    Wtd Avg
                                      Number        Remaining       Wtd Avg       Options      Wtd Avg
                                   Outstanding     Contractual     Exercise     Exercisable    Exercise
Range of Exercise Prices:          at 12/31/97        Life           Price      at 12/31/97     Price
                                   -----------     -----------     ---------    -----------    --------
  $0.88                                 57,000        4 Years        $ 0.88        57,000       $ 0.88
  $7.38 to $10.13                    1,459,000        7 Years        $ 7.59       781,000       $ 7.44
  $13.00 to $16.25                   2,667,000        9 Years        $14.77       218,000       $13.25
  $16.38 to $19.88                   1,272,000        9 Years        $18.09       111,000       $19.88
  $20.00 to $25.13                     793,000       10 years        $20.42            --         -

                         HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. OPERATIONS IN FOREIGN COUNTRIES

The following is a summary of the financial activity of the Company by geographical area:

                                                                                     ASIA/        ELIMINATIONS/       TOTAL
                                                    THE AMERICAS      EUROPE      PACIFIC RIM     ADJUSTMENTS      CONSOLIDATED
                                                    ------------   ------------   ------------   -------------   ---------------
1997
Retail sales to unaffiliated customers              $394,137,000   $453,118,000   $643,438,000   $          --   $ 1,490,693,000
Transfers between geographic areas                   447,020,000      3,517,000             --    (450,537,000)               --
                                                    ------------   ------------   ------------   -------------   ---------------
Total retail sales                                   841,157,000    456,635,000    643,438,000    (450,537,000)    1,490,693,000
Less distributor allowances                          339,278,000    219,215,000    307,476,000    (157,728,000)      708,241,000
                                                    ------------   ------------   ------------   -------------   ---------------
Net Sales                                           $501,879,000   $237,420,000   $335,962,000   $(292,809,000)  $   782,452,000
                                                    ============   ============   ============   =============   ===============
Income from operations                              $119,760,000   $  7,581,000   $ 64,532,000   $ (75,637,000)  $   116,236,000
                                                    ============   ============   ============   =============
General corporate expenses                                                                                            30,251,000
Interest income                                                                                                        4,535,000
                                                                                                                 ---------------
Income before income taxes and minority interest                                                                 $    90,520,000
                                                                                                                 ===============
Identifiable assets                                 $136,666,000   $ 39,266,000   $ 79,406,000                       255,338,000
                                                    ============   =============  ============
Corporate assets                                                                                                      59,242,000
                                                                                                                 ---------------
Total assets                                                                                                     $   314,580,000
                                                                                                                 ===============

1996
Retail sales to unaffiliated customers              $390,012,000   $431,347,000   $378,785,000   $          --   $ 1,200,144,000
Transfers between geographic areas                   377,152,000      3,744,000                   (380,896,000)
                                                    ------------   ------------   ------------   -------------   ---------------
Total retail sales                                   767,164,000    435,091,000    378,785,000    (380,896,000)    1,200,144,000
Less distributor allowances                          321,771,000    203,731,000    180,514,000    (137,807,000)      568,209,000
                                                    ------------   ------------   ------------   -------------   ---------------
Net Sales                                           $445,393,000   $231,360,000   $198,271,000   $(243,089,000)  $   631,935,000
                                                    ============   ============   ============   =============   ===============

Income from operations                              $ 97,062,000   $  4,719,000   $ 42,288,000   $ (50,930,000)  $    93,139,000
                                                    ============   ============   ============   =============
General corporate expenses                                                                                            24,392,000
Interest income                                                                                                        4,084,000
                                                                                                                 ---------------
Income before income taxes and minority interest                                                                 $    72,831,000
                                                                                                                 ===============

Identifiable assets                                 $123,735,000   $ 37,421,000   $ 50,914,000                   $   212,070,000
                                                    ============   =============  ===========
Corporate assets                                                                                                      57,044,000
                                                                                                                 ---------------
Total assets                                                                                                     $   269,114,000
                                                                                                                 ===============
1995
Retail sales to unaffiliated customers              $406,204,000   $373,946,000   $143,494,000   $          --   $   923,644,000
Transfers between geographic areas                    79,346,000     15,584,000                    (94,930,000)
                                                    ------------   ------------   ------------   -------------   ---------------
Total retail sales                                   485,550,000    389,530,000    143,494,000     (94,930,000)      923,644,000
Less distributor allowances                          206,952,000    174,545,000     67,041,000     (13,898,000)      434,640,000
                                                    ------------   ------------   ------------   -------------   ---------------
Net Sales                                           $278,598,000   $214,985,000   $ 76,453,000   $ (81,032,000)  $   489,004,000
                                                    ============   ============   ============   =============   ===============

Income from operations                              $ 61,961,000   $  2,285,000   $  9,647,000   $ (31,411,000)  $    42,482,000
                                                    ============   ============   ============   =============
General corporate expenses                                                                                            14,321,000
Interest income                                                                                                        3,404,000
                                                                                                                 ---------------
Income before income taxes and minority interest                                                                 $    31,565,000
                                                                                                                 ===============

Identifiable assets                                 $ 84,840,000   $ 50,430,000   $ 22,859,000                   $   158,129,000
                                                    ============   =============  ============
Corporate assets                                                                                                      49,561,000
                                                                                                                 ---------------
Total assets                                                                                                     $   207,690,000
                                                                                                                 ===============

                         HERBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 12. INCOME TAXES

The components of income before income taxes were:

                                            Year Ended December 31,
                               -------------------------------------------------
                                  1997               1996               1995
                               -----------        -----------        -----------
Domestic                       $44,769,000        $23,298,000        $29,735,000
Foreign                         45,751,000         49,533,000          1,830,000
                               -----------        -----------        -----------
                               $90,520,000        $72,831,000        $31,565,000
                               ===========        ===========        ===========

Income taxes are as follows:

                                          Year Ended December 31,
                           ----------------------------------------------------
                               1997                1996                1995
                           ------------        ------------        ------------
CURRENT:
Foreign                    $ 25,397,000        $ 26,349,000        $  4,498,000
Federal                       9,858,000           8,774,000             937,000
State                         2,579,000           2,600,000              29,000
DEFERRED:
Foreign                       1,156,000          (3,367,000)           (511,000)
Federal                      (3,749,000)         (5,589,000)          6,834,000
State                          (391,000)           (727,000)             50,000
                           ------------        ------------        ------------
                           $ 34,850,000        $ 28,040,000        $ 11,837,000
                           ============        ============        ============

The tax effects of temporary differences which gave rise to deferred income tax assets and liabilities are as follows:

                                                             Year Ended December 31,
                                                          -----------------------------
                                                              1997             1996
                                                          ------------     ------------
DEFERRED INCOME TAX ASSETS:
Intercompany profit in inventory                          $  1,693,000     $  1,101,000
Accruals not currently deductible                           11,798,000       10,909,000
Tax loss carryforwards of certain foreign subsidiaries       3,966,000        3,614,000
Less valuation allowance                                    (1,601,000)      (1,445,000)
Deferred compensation plan                                   2,960,000        1,056,000
Accrued state income taxes                                     640,000          652,000
Other                                                        1,283,000        1,532,000
                                                          ------------     ------------
                                                            20,739,000       17,419,000
                                                          ============     ============
DEFERRED INCOME TAX LIABILITIES:
Depreciation/Amortization                                      975,000        1,166,000
Payments to former partners                                    931,000          962,000
Inventory deductibles                                          748,000          464,000
Other                                                          322,000           48,000
                                                          ------------     ------------
                                                             2,976,000        2,640,000
                                                          ------------     ------------
NET                                                       $ 17,763,000     $ 14,779,000
                                                          ============     ============

                         HERBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  At December 31, 1997, the Company's deferred income tax asset for tax loss carryforwards of certain foreign subsidiaries totaling $3,966,000 was reduced by a valuation allowance of $1,601,000. The tax loss carryforwards expire in varying amounts between 1998 and 2007. Realization of the tax loss carryforwards is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the tax loss carryforwards will be realized. The amount of the tax loss carryforwards that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The tax expense differs from the "expected" income tax expense by applying the United States statutory rate of 35% as follows:

                                                                                     Year Ended December 31,
                                                                          ----------------------------------------------
                                                                              1997             1996             1995
                                                                          ------------     ------------     ------------
Tax expense at United States statutory rate                               $ 31,682,000     $ 25,491,000     $ 11,048,000
Increase (decrease) in tax resulting from:
  Foreign Sales Corporation                                                 (1,846,000)        (332,000)        (963,000)
  U.S. Foreign tax credits                                                  (7,926,000)      (4,497,000)              --
  Increase (decrease) in valuation allowances                                  156,000         (626,000)       1,725,000
  Differences between U.S. and foreign tax rates on foreign income          10,541,000        6,556,000          846,000
  State taxes, net of federal benefit                                        1,428,000        1,240,000           41,000
  Other                                                                        815,000          208,000         (860,000)
                                                                          ------------     ------------     ------------
TOTAL                                                                     $ 34,850,000     $ 28,040,000     $ 11,837,000
                                                                          ============     ============     ============

  Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $14,679,000 at December 31, 1997. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes paid.

13.  FINANCIAL INSTRUMENTS

  The Company enters into forward exchange contracts in managing its foreign exchange risk on intercompany transactions and does not use the contracts for trading purposes. The Company's objective is to protect the Company from the risk that the eventual dollar net cash inflows from the intercompany transactions will be adversely affected by changes in exchange rates. At December 31, 1997, the Company had no forward exchange contracts outstanding.

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

                         HERBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. QUARTERLY INFORMATION (UNAUDITED)

Quarterly information presented here is unaudited.

                                                      1997              1996
                                              ------------      ------------
FIRST QUARTER ENDED MARCH 31
Retail sales                                  $323,944,000      $276,572,000
Net sales                                      169,977,000       146,223,000
Operating margin                                73,351,000        62,539,000
Net income                                    $ 11,916,000      $  9,220,000
Net income per common share:
    Basic                                     $       0.39      $       0.31
    Diluted                                   $       0.38      $       0.30
Dividends per share paid                      $       0.15      $       0.15

SECOND QUARTER ENDED JUNE 30
Retail sales                                  $350,020,000      $283,933,000
Net sales                                      184,891,000       150,255,000
Operating margin                                81,636,000        65,312,000
Net income                                    $ 13,700,000      $ 10,401,000
Net income per common share:
    Basic                                     $       0.45      $       0.35
    Diluted                                   $       0.44      $       0.33
Dividends per share paid                      $       0.15      $       0.15

THIRD QUARTER ENDED SEPTEMBER 30
Retail sales                                  $393,894,000      $306,697,000
Net sales                                      207,227,000       160,741,000
Operating margin                                92,113,000        71,363,000
Net income                                    $ 14,253,000      $ 11,339,000
Net income per common share:
    Basic                                     $       0.47      $       0.38
    Diluted                                   $       0.45      $       0.36
Dividends per share paid                      $       0.15      $       0.15

FOURTH QUARTER ENDED DECEMBER 31
Retail sales                                  $422,835,000      $332,941,000
Net sales                                      220,357,000       174,716,000
Operating margin                                96,399,000        79,620,000
Net income                                    $ 14,798,000      $ 13,831,000
Net income per common share:
    Basic                                     $       0.49      $       0.46
    Diluted                                   $       0.47      $       0.44
Dividends per share paid                      $       0.15      $       0.15

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:  March 4, 1998
                                       HERBALIFE INTERNATIONAL, INC.


                                       By:           TIM GERRITY
                                          -----------------------------------
                                                      Tim Gerrity
                                               Executive Vice President,
                                                Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             SIGNATURE                                            TITLE                               DATE
             ---------                                            -----                               ----
         MARK HUGHES                               Chairman of the Board and                      March 4, 1998
---------------------------------------              President, Chief Executive Officer
         Mark Hughes                                 (Principal Executive Officer)

         CHRISTOPHER PAIR                          Director and Executive Vice                    March 4, 1998
---------------------------------------              President, Chief Operating Officer
         Christopher Pair

         MICHAEL E. ROSEN                          Director and Executive Vice                    March 4, 1998
---------------------------------------              President, Chief Executive of
         Michael E. Rosen                            Corporate Development/Marketing

         EDWARD HALL
---------------------------------------            Director                                       March 4, 1998
         Edward Hall

         ALAN LIKER
---------------------------------------            Director                                       March 4, 1998
         Alan Liker

         CHRISTOPHER M. MINER
---------------------------------------            Director                                       March 4, 1998
         Christopher M. Miner

                          HERBALIFE INTERNATIONAL, INC.
                                  EXHIBIT INDEX

-------------------------------------------------------------------------------------------------------------------------------
 Exhibit Number        Description                                                                          Page No./(Footnote)
-------------------------------------------------------------------------------------------------------------------------------
  3.1                 Amended and Restated Articles of Incorporation                                                (10)
  3.2                 Amended and Restated Bylaws                                                                   (2)
  4.1                 Form of Class A Common Stock and Class B Common Stock Certificates                            (12)
 10.1                 Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et al., v
                        Herbalife International, Inc. et al., Case No. 92767 in the Superior Court of the
                        State of California for the County of Santa Cruz                                            (1)
 10.2                 The Company's 1991 Stock Option Plan, as amended                                           (7), (11)
 10.3                 The Company's 1992 Executive Incentive Compensation Plan, as amended                        (2), (7)
 10.4                 Form of Individual Participation Agreement relating to the Company's Executive
                        Compensation Plan                                                                           (2)
 10.5                 Form of Letter Agreement between the Compensation Committee of the Board of
                        Directors of the Company and Mark Hughes                                                    (2)
 10.6                 Form of Indemnity Agreement between the Company and certain officers and
                      directors of the Company                                                                      (2)
 10.7                 Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers and
                        directors of the Company                                                                    (2)
 10.8                 Form of Stock Appreciation Rights Agreement between the Company and certain
                        directors of the Company                                                                    (2)
 10.9                 1994 Performance Based Annual Incentive Compensation Plan                                (4), (7), (11)
 10.10                Form of Promissory Note for Advances under the Company's 1994 Performance Based
                        Annual Incentive Compensation Plan                                                          (5)
 10.11                Employment Agreement between the Company and Chris Pair dated April 3, 1994                   (3)
 10.12                Deferred Compensation Agreement between the Company and Michael Rosen                         (5)
 10.13                Office lease agreement between the Company and State Teacher's Retirement System,
                        dated July 20, 1995                                                                         (6)
 10.14                Form of stock appreciation rights agreements between the Company and certain
                      directors of the Company                                                                      (6)
 10.15                The Company's Senior Executive Deferred Compensation Plan, effective
                        January 1, 1996                                                                             (6)
 10.16                The Company's Management Deferred Compensation Plan, effective January 1, 1996                (6)
 10.17                Master Trust Agreement between the company and Imperial Trust Company, Inc.,
                        effective January 1, 1996                                                                   (6)
 10.18                The Company's 401K Plan                                                                       (6)
 10.19                Agreement Concerning Share Allocation Plan for Specific Directors of Herbalife of
                        Japan K.K. dated December 30, 1996.                                                         (8)
 10.20                Consulting Agreement between David Addis and Herbalife of America, Inc. Dated
                        January 27, 1997.                                                                           (8)
 10.21                Agreement between Herbalife International of America, Inc. and D&F Industries,
                        Inc. dated September 2, 1997                                                                (9)
 10.22                Agreement between Herbalife International of America, Inc. and Dynamic Products,
                        Inc. dated September 2, 1997                                                                (9)
 10.23                Agreement between Herbalife International of America, Inc. and Raven Industries,
                        Inc. d/b/a Omni-Pak Industries, dated September 2, 1997                                     (9)
 10.24                The Company's Supplemental Executive Retirement Plan                                         (12)
 21                   List of subsidiaries of the Company                                                           (8)
 23.1                 Independent Auditors' Consent                                                                (12)
 27                   Financial Data Schedule                                                                      (12)
-------------------------------------------------------------------------------------------------------------------------------

      (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

      (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

      (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

      (4) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

      (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

      (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      (7) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

      (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1997.

      (10) Incorporated by reference to the Company's Registration Statement on Form 8-K declared effective by the Security and Exchange Commission on December 12, 1997.

      (11) Incorporated by reference to the Company's Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

      (12)  Filed herewith.

(b) REPORTS ON FORM 8-K:

      None.

(c) OTHER EXHIBITS:

      See "Item 14(a)3. Exhibits."

(d) OTHER FINANCIAL STATEMENT SCHEDULES:

      None.