Form 10-Q
period 1998-03-31
HERBALIFE INTERNATIONAL INC
filed 1998-05-15
CIK 791449

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                 --------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

                               Yes           No
                                   -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of each of the registrant's classes of Common Stock, as of April 30, 1998:

                     9,894,342 Shares of Class A Common Stock
                    19,482,014 Shares of Class B Common Stock



================================================================================

                          HERBALIFE INTERNATIONAL, INC.

                   Index to Financial Statements and Exhibits

           Filed with the Quarterly Report of the Company on Form 10-Q

                    For the Three Months Ended March 31, 1998


                          PART I. FINANCIAL INFORMATION


                                                                        Page No.
   Item 1.   Financial Statements:

             Consolidated Balance Sheets                                  2 - 3

             Consolidated Statements of Income                              4

             Consolidated Statements of Cash Flows                          5

             Notes to Consolidated Financial Statements                   6 - 7

   Item 2.   Management's Discussion and Analysis of Financial           8 - 12
             Condition and Results of Operations

                        PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                             13

   Item 2.   Changes in Securities and Use of Proceeds                     13

   Item 3.   Defaults Upon Senior Securities                               13

   Item 4.   Submission of Matters to a Vote of Security Holders           13

   Item 5.   Other Information                                             13

   Item 6.   Exhibits and Reports on Form 8-K                           14 - 15

   Signature                                                               16

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                                                March 31,      December 31,
                                                                   1998           1997
                                                               ------------    ------------
CURRENT ASSETS:

     Cash and cash equivalents                                 $ 68,934,000    $ 78,913,000

     Marketable securities                                       37,676,000      43,794,000

     Receivables                                                 37,671,000      46,021,000

     Inventories                                                 79,588,000      71,583,000

     Prepaid income taxes                                         1,734,000         695,000

     Prepaid expenses and other current assets                    9,571,000       7,466,000

     Deferred income taxes                                       19,632,000      19,502,000
                                                               ------------    ------------
Total current assets                                            254,806,000     267,974,000


Property, at cost, net of accumulated depreciation and
  amortization of $36,526,000 (1998) and $34,255,000 (1997)      29,304,000      29,738,000


Other assets                                                     21,525,000      13,409,000

Goodwill, net of accumulated amortization of
  $1,469,000 (1998)  and $1,428,000 (1997)                        3,418,000       3,459,000
                                                               ------------    ------------
TOTAL                                                          $309,053,000    $314,580,000
                                                               ============    ============










         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31,       December 31,
                                                                     1998              1997
                                                                 -------------     -------------
CURRENT LIABILITIES:

  Accounts payable                                               $  19,011,000     $  12,654,000

  Royalty overrides                                                 57,527,000        56,643,000

  Accrued compensation                                              14,445,000        19,516,000

  Accrued expenses                                                  19,278,000        19,137,000

  Dividends payable                                                  4,406,000         4,634,000

  Current portion of contracts payable and bank loans                1,899,000         1,449,000

  Advance sales deposits                                            10,822,000        18,375,000

  Income taxes payable                                              11,301,000         9,580,000
                                                                 -------------     -------------
Total current liabilities                                          138,689,000       141,988,000

NON-CURRENT LIABILITIES:

  Contracts payable, net of current portion                          2,505,000         2,666,000

  Deferred income taxes                                              1,146,000         1,739,000

  Other non-current liabilities and deferred credits                15,502,000        11,586,000
                                                                 -------------     -------------
Total liabilities                                                  157,842,000       157,979,000
                                                                 -------------     -------------

MINORITY INTEREST                                                    2,202,000         1,868,000
                                                                 -------------     -------------

STOCKHOLDERS' EQUITY:

  Common Stock A, $0.01 par value; 33,333,333 shares
    authorized 9,893,408 (1998) and 9,811,623 (1997) shares             99,000            98,000
    issued and outstanding

  Common Stock B, $0.01 par value; 66,666,667 shares
    authorized, 19,427,510 (1998) and 19,818,248
    (1997) shares issued and outstanding                               192,000           198,000

  Paid-in-capital in excess of par value                            52,497,000        50,319,000

  Retained earnings includes cumulative translation
    adjustment of $(5,289,000) (1998) and $(4,858,000) (1997)       96,195,000       104,248,000

  Unearned compensation                                                (87,000)         (152,000)

  Unrealized loss on marketable securities                             113,000            22,000
                                                                 -------------     -------------
Total stockholders' equity                                         149,009,000       154,733,000
                                                                 -------------     -------------
TOTAL                                                            $ 309,053,000     $ 314,580,000
                                                                 =============     =============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                               THREE MONTHS ENDED
                                                         March 31, 1998  March 31, 1997
                                                         --------------  --------------
Retail sales                                              $398,447,000    $323,944,000

     Less: Distributor allowances on product purchases     188,671,000     153,967,000
                                                          ------------    ------------
Net sales                                                  209,776,000     169,977,000

     Cost of sales                                          54,511,000      45,731,000

     Royalty overrides                                      62,591,000      50,895,000

     Marketing, distribution & administrative expenses      68,963,000      54,836,000

     Interest income - net                                     878,000       1,179,000
                                                          ------------    ------------
Income before income taxes  and minority interest           24,589,000      19,694,000

     Income taxes                                            9,467,000       7,582,000
                                                          ------------    ------------
Income before minority interest                             15,122,000      12,112,000

     Minority interest                                         334,000         196,000
                                                          ------------    ------------
NET INCOME                                                $ 14,788,000    $ 11,916,000
                                                          ============    ============

EARNINGS PER SHARE
  Basic                                                   $       0.51    $       0.39
  Diluted                                                         0.48            0.38

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                     29,216,872      30,334,417
  Diluted                                                   30,709,026      31,725,194

CASH DIVIDENDS PER COMMON SHARE                           $       0.15    $       0.15






         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                    March 31, 1998    March 31, 1997
                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income                                           $14,788,000      $ 11,916,000
Adjustments to reconcile net income to net cash
    provided by operating activities:

    Depreciation and amortization                       2,982,000         2,225,000
    Deferred income taxes                                (790,000)         (225,000)
    Amortization of unearned compensation                  65,000            65,000
    Stock Grant                                                             582,000
    Unrealized foreign exchange loss                       15,000           (51,000)
    Minority interest in earnings                         334,000           196,000
    Other                                                 (14,000)           16,000

    Changes in operating assets and liabilities:
       Receivables                                      7,617,000        (1,395,000)
       Inventories                                     (8,193,000)       (1,208,000)
       Prepaid expenses and other current assets       (3,436,000)        1,067,000
       Other assets                                    (8,500,000)       (5,166,000)
       Accounts payable                                 6,405,000        (2,022,000)
       Royalty overrides                                1,250,000        (1,169,000)
       Accrued expenses and accrued compensation           90,000        (3,165,000)
       Advance sales deposits                          (7,562,000)         (100,000)
       Income taxes payable                             3,315,000         1,338,000
                                                     ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               8,366,000         2,904,000
                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property                             (2,300,000)       (3,336,000)
     Proceeds from sale of property                        29,000             9,000
     Changes in marketable securities                   6,209,000        (3,981,000)
                                                     ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                   3,938,000        (7,308,000)
                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                    (4,500,000)       (4,534,000)
     Additions to loans payable                           858,000
     Principal payments on loans payable                 (380,000)         (834,000)
     Exercise of stock options                          2,084,000         1,980,000
     Stock repurchases                                (19,572,000)       (1,661,000)
     Recapitalization costs                              (611,000)
     Other                                                                   (2,000)
                                                     ------------      ------------
NET CASH USED BY FINANCING ACTIVITIES                 (22,121,000)       (5,051,000)
                                                     ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (162,000)       (1,473,000)
                                                     ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                (9,979,000)      (10,928,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1                 78,913,000        87,481,000
                                                     ------------      ------------
CASH AND CASH EQUIVALENTS AT MARCH 31                $ 68,934,000      $ 76,553,000
                                                     ============      ============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 1998 and for the three month periods ended March 31, 1997 and 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits. SFAS No. 132 requires an entity to disclose certain information about pensions and other post retirement benefits. The effects of adopting these new accounting standards will not be material to the Company's consolidated financial statements, when adopted for this fiscal year, as required.

In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on the capitalization of software for internal use. The Company will adopt SOP 98-1 on January 1, 1999, as required. Management is currently assessing the impact of this SOP on the financial statements of the Company.

In April 1998, the AICPA's Accounting Standards Executive Committee issued statement of position (SOP) 98-5, reporting on the cost of start-up activities. SOP 98-5 requires that all the costs of start-up activities, including organizational costs, be expensed as incurred. The Company will adopt SOP 98-5 on January 1, 1999, as required. The effects of adopting this SOP will not be material to the Company's consolidated financial statements.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. A reconciliation of the basic and diluted weighted average shares is as follows:

                                                     Three Months Ended
                                              --------------------------------
                                              March 31, 1998    March 31, 1997
                                              --------------    --------------
             Basic                              29,216,872        30,334,417
             Effect of Stock Options             1,492,154         1,390,777
                                                ==========        ==========
             Diluted                            30,709,026        31,725,194
                                                ==========        ==========

Net income as presented in consolidated statements of income is used as the numerator in both the basic and diluted computation.

3. CONTINGENCIES

The Company's French and Italian subsidiaries have been subject to tax audits by governmental authorities in those countries, each of whom are proposing that material value added, withholding, and income taxes are due. The Company and its tax advisors believe that the Company has substantial defenses and the Company is vigorously contesting the additional proposed taxes and related charges. However, the ultimate resolution of these matters is unknown and may take several years.

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONTINGENCIES (CONTINUED)

A tentative settlement has been reached with the German tax authorities, the amount for which has been provided for and was not material to the Company's financial statements.

Furthermore, the Company is from time to time engaged in routine litigation incidental to the conduct of its business. The Company regularly reviews all pending litigation matters in which it is involved and, estimating the impact of such litigation matters, establishes reserves considered appropriate by management. The Company's estimates of the impact of these matters may change as the matters progress and are ultimately resolved.

4. COMPREHENSIVE INCOME

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." The statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows:

                                                                        Three  Months Ended
                                                                           March 31, 1998
                                                                    ----------------------------
                                                                          1998            1997
                                                                    -----------      -----------
          Net Income                                                $14,788,000      $11,916,000

          Foreign currency translation adjustment                      (431,000)      (1,388,000)
          Unrealized gain/(loss) on marketable securities                91,000         (123,000)
                                                                    -----------      -----------
          Comprehensive income                                      $14,448,000      $10,405,000
                                                                    ===========      ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF FIRST QUARTER 1998 TO 1997

Retail sales for the three months ended March 31, 1998 increased 23.0% to $398.4 million as compared to sales of $323.9 million in the prior year.


RETAIL SALES BY GEOGRAPHICAL SEGMENTS (DOLLARS IN MILLIONS):

                                      Three Months Ended March 31,
                                    --------------------------------
                                                                 %
                                     1998        1997         Change
                                    ------      ------        ------
          Asia/Pacific Rim          $151.4      $125.5         20.7
          Europe                     135.8       106.3         27.7
          The Americas               111.2        92.1         20.7
                                    ------      ------         ----
          Total Retail Sales        $398.4      $323.9         23.0
                                    ======      ======         ====


Retail sales within the Asia/Pacific Rim region increased 20.7% to $151.4 million in the first quarter of 1998 as compared to $125.5 million in the first quarter of 1997. Japan continued to lead the region with first quarter retail sales of $127.6 million representing a 26.6% increase from $100.8 million in the prior year. The region also benefited from retail sales in Thailand, which opened in June 1997, and increased sales in Hong Kong.

In Europe, retail sales increased 27.7% to $135.8 million for the first quarter of 1998 as compared to $106.3 million in the first quarter of 1997. Within the region, all but three countries reported increases in sales. Leading the region in retail sales growth were Italy, Russia, Germany and Switzerland which posted retail sales increases of $8.7 million, $4.7 million, $3.7 million, and $3.0 million, respectively. Turkey was opened in March 1998 and contributed additional retail sales of $1.1 million during the first quarter.

Retail sales in The Americas increased 20.7% to $111.2 for the first quarter of 1998 as compared to $92.1 million in the first quarter of 1997. The United States continued its recent growth trend with retail sales of $85.8 million in the first quarter of 1998 as compared to $71.8 million in the first quarter of the prior year, representing a 19.5% increase. Mexico and Canada also posted strong retail sales increases of 78.6% and 21.5%, respectively.

RETAIL SALES BY PRODUCT SEGMENTS (DOLLARS IN MILLIONS):


                                                 Three Months Ended March 31,
                                               --------------------------------
                                                                           %
                                                1998          1997       Change
                                               ------        ------      ------
          Weight Management                    $270.2        $223.4       20.9
          Food &  Dietary Supplements            57.0          44.1       29.3
          Personal Care                          55.2          42.4       30.2
          Literature/ Promotional/ Other         16.0          14.0       14.3
                                               ------        ------       ----
             Total Retail Sales                $398.4        $323.9       23.0
                                               ======        ======       ====

For the three month period ended March 31, 1998, retail sales in all the product segments demonstrated strong growth as compared to the same period in the prior year. The increases in the product segments were primarily due to the same factors identified in the geographical segments previously discussed. Prior year numbers have been reclassified to conform with current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONTINUED)

COMPARISON OF FIRST QUARTER 1998 TO 1997 (CONTINUED)

OPERATING INFORMATION:

Gross profit of $92.7 million for the three months ended March 31, 1998 was $19.3 million, or 26.3%, higher than gross profit of $73.4 million in the prior year. As a percentage of retail sales, gross profit for the three months ended March 31, 1998 as compared to the same period in the prior year increased from 22.6% to 23.3%. The increase in gross profit as a percentage of retail sales primarily resulted from price increases effective January 1, 1998 in the majority of our markets and lower freight costs.

Marketing, distribution and administrative expenses, as a percentage of retail sales, were 17.3% for the three month period ended March 31, 1998 as compared to 16.9% for the same period in 1997. These expenses for the same periods increased 25.9% to $69.0 million from $54.8 million in the prior year to support the Company in line with its defined growth strategies (expand product offerings and develop new products, revitalize sales in certain existing markets, expand into new markets and enhance sales and motivational training). The increase was primarily salaries and related expenses from increased headcount in administration and foreign distribution facilities.

The continued weakening of the Japanese Yen against the U.S. Dollar resulted in proportionately lower revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. The effect of the weaker Japanese Yen on the Company's net income per diluted share for the three months ended March 31, 1998 was approximately $.04 as compared to the exchange rates in effect for the same period of 1997. The effect of foreign currency changes of this nature in countries other than Japan was not individually material to the operations of the Company; however, the strengthening of the U.S. Dollar in relation to the currencies of other countries in which the Company operates amounted to approximately $.09 per diluted share as compared to the exchange rates in effect for the same period in the prior year.

Income taxes of $9.5 million for the three months ended March 31, 1998 increased from $7.6 million in the prior year. As a percentage of pre-tax income, income taxes remained unchanged at 38.5% in 1998.

Net income for the three months ended March 31, 1998 increased 24.1% to $14.8 million as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the three months ended March 31, 1998, net cash provided by operating activities was $8.4 million, compared to $2.9 million for the same period in 1997. The increase primarily resulted from (i) reductions in receivable balances primarily resulting from timing issues; (ii) increased accounts payable balances also due to timing; and (iii) higher net income. These reductions were partially offset by: (i) increased inventory levels primarily resulting from new products and higher minimum stock levels; (ii) reductions in advanced sales primarily relating to timing; and (iii) contributions to the Company's defined benefit plans.

Capital expenditures for the three months ended March 31, 1998 were $2.3 million compared to $3.3 million for the same period in the prior year. The majority of the 1998 expenditures resulted from the expansion of office facilities and equipment in the U.S. and to support growth in Japan. For 1998, the Company is planning to invest approximately $16 million in the continued development of management information systems and expansion of new and existing facilities. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that up to $8 million will be required for pre-opening expenses, capital expenditures and other operating cash flow needs associated with its 1998 new market expansion activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONTINUED)

COMPARISON OF FIRST QUARTER 1998 TO 1997 (CONTINUED)

Stockholders' equity decreased $5.7 million to $149.0 million during the three months ended March 31, 1998. For the first quarter of 1998, net income of $14.8 million and the issuance of capital stock, including related tax benefits, of $4.4 million were offset by stock repurchases of $19.6 million and dividends declared of $4.4 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

Cash and cash equivalents totaled $68.9 million at March 31, 1998 compared to $78.9 million at December 31, 1997. At March 31, 1998, the Company's cash, cash equivalents and marketable securities aggregate balance was $106.6 million, which represents a $16.1 million decrease from the balance as of December 31, 1997.

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are made in U.S. Dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. Dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. The Company from time to time enters into forward exchange contracts and other hedging arrangements to manage its foreign exchange risk on intercompany transactions. As of March 31, 1998 the Company had $27 million in notional amounts of Yen put options with short-term maturities through September 30, 1998. During the first quarter of 1998 and 1997 the foreign exchange transaction loss was $.6 million and $1.4 million, respectively.

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

In January 1996, the Company's Board of Directors approved a one million share stock repurchase program, which was completed in April 1997, the Board of Directors adopted an additional $30 million stock repurchase program which was completed in February 1998. In February 1998, the Board adopted an additional $20 million stock repurchase program. Pursuant to these stock repurchase programs, through April 1998 the Company had expended $55.1 million in the aggregate to repurchase 2.8 million shares of Old Common Stock, Common Stock A, or Common Stock B.

The Company has pledged cash and cash equivalents to secure bank financing primarily for the benefit of its foreign subsidiaries, including letters of credit, lines of credit, leases, and other obligations. As of March 31, 1998, an aggregate of $21.1 million had been pledged against $26.2 million of commitments for debt obligations, contingent guarantees, and foreign exchange activity. Generally, these debt arrangements expire in less than one year. The Company also enters into other unsecured guarantees related mainly to short-term currency hedge arrangements.

In March 31, 1998, the Company had $5.5 million of credit facilities of which $0.9 million is outstanding. The majority of these facilities expire in 1998. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


                           FORWARD LOOKING STATEMENTS

With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: the regulatory environment, consumer acceptance of network marketing, economic conditions in the countries the Company operates, the presence of possible competitors, adverse publicity and in-region cultural or demographic factors and other risks indicated in the Company's filings with the Securities and Exchange Commission, including the Company's filing of a registration statement on Form S-3 in March 1998.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in footnote three to the Financial Statements included in Item 1 of this document.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

                          HERBALIFE INTERNATIONAL, INC.
                                  EXHIBIT INDEX

---------------------------------------------------------------------------------------------------------------
Exhibit Number     Description                                                             Page No./(Footnote)
---------------------------------------------------------------------------------------------------------------
3.1                Amended and Restated Articles of Incorporation                                 (10)
3.2                Amended and Restated Bylaws                                                     (2)
4.1                Form of Class A Common Stock and Class B Common Stock Certificates             (12)
10.1               Final Judgment and Permanent Injunction, entered into on October,
                   1986 by the parties to that action entitled People of the State of
                   California, et al., v Herbalife International, Inc. et al., Case No.
                   92767 in the Superior Court of the State of California for the County           (1)
                   of Santa Cruz
10.2               The Company's 1991 Stock Option Plan, as amended                             (7), (13)
10.3               The Company's 1992 Executive Incentive Compensation Plan, as amended         (2), (7)
10.4               Form of Individual Participation Agreement relating to the Company's
                   Executive Compensation Plan                                                     (2)
10.5               Form of Letter Agreement between the Compensation Committee of the
                   Board of Directors of the Company and Mark Hughes                               (2)
10.6               Form of Indemnity Agreement between the Company and certain officers
                   and directors of the Company                                                    (2)
10.7               Trust Agreement among the Company, Citicorp Trust, N.A. and certain
                   officers and directors of the Company                                           (2)
10.8               Form of Stock Appreciation Rights Agreement between the Company and
                   certain directors of the Company                                                (2)
10.9               1994 Performance Based Annual Incentive Compensation Plan                 (4), (7), (11)
10.10              Form of Promissory Note for Advances under the Company's 1994
                   Performance Based Annual Incentive Compensation Plan                            (5)
10.11              Employment Agreement between the Company and Chris Pair dated April
                   3, 1994                                                                         (3)
10.12              Deferred Compensation Agreement between the Company and Michael Rosen           (5)
10.13              Office lease agreement between the Company and State Teacher's
                   Retirement System, dated July 20, 1995                                          (6)
10.14              Form of stock appreciation rights agreements between the Company and
                   certain directors of the Company                                                (6)
10.15              The Company's Senior Executive Deferred Compensation Plan, effective
                   January 1, 1996                                                                (6)
10.16              The Company's Management Deferred Compensation Plan, effective
                   January 1, 1996                                                                (6)
10.17              Master Trust Agreement between the company and Imperial Trust
                   Company, Inc., effective January 1, 1996                                       (6)
10.18              The Company's 401K Plan                                                        (6)
10.19              Agreement Concerning Share Allocation Plan for Specific Directors of
                   Herbalife of Japan K.K. dated December 30, 1996.                               (8)
10.20              Consulting Agreement between David Addis and Herbalife of America,
                   Inc. Dated January 27, 1997.                                                   (8)
10.21              Agreement between Herbalife International of America, Inc. and D&F
                   Industries, Inc. dated September 2, 1997                                       (9)
10.22              Agreement between Herbalife International of America, Inc. and
                   Dynamic Products, Inc. dated September 2, 1997                                 (9)
10.23              Agreement between Herbalife International of America, Inc. and Raven
                   Industries, Inc. d/b/a Omni-Pak Industries, dated September 2, 1997            (9)
10.24              The Company's Supplemental Executive Retirement Plan                           (12)
10.25              Form of Underwriting Agreement                                                 (14)
10.26              Form of Purchase Contract Between the Selling Stockholder and the              (14)
                   Trust
21                 List of subsidiaries of the Company                                            (12)
27                 Financial Data Schedule                                                        (15)
---------------------------------------------------------------------------------------------------------------

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

(11) Incorporated by reference to the Company's Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

(14) Incorporated by reference to the Company's Registration Statement on Form S-3 (No 333-46201) declared effective by the Securities and Exchange Commission on March 23, 1998.

(15)  Filed herewith.

(b) REPORTS ON FORM 8-K:

      None.

(c) OTHER EXHIBITS:

      See "Item 14(a)3. Exhibits."

(d) OTHER FINANCIAL STATEMENT SCHEDULES:

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 15, 1998


                          HERBALIFE INTERNATIONAL, INC.
                                  (Registrant)


                             By: /s/ TIMOTHY GERRITY

                                 Timothy Gerrity
                          Executive Vice President and
                             Chief Financial Officer