Form 10-Q
period 1998-06-30
HERBALIFE INTERNATIONAL INC
filed 1998-08-13
CIK 791449

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

For the quarterly period ended June 30, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of Common Stock, as of July 31, 1998:
                                        9,968,545 Shares of Class A Common Stock
                                       18,850,477 Shares of Class B Common Stock



================================================================================

                          HERBALIFE INTERNATIONAL, INC.
                   Index to Financial Statements and Exhibits

           Filed with the Quarterly Report of the Company on Form 10-Q

                       For the Quarter Ended June 30, 1998



                          PART I. FINANCIAL INFORMATION

     Item 1.       Financial Statements:                                                     Page No.
                   Consolidated Balance Sheets                                                2 - 3

                   Consolidated Statements of Income                                            4

                   Consolidated Statements of Cash Flows                                        5

                   Notes to Consolidated Financial Statements                                 6 - 7

     Item 2.       Management's Discussion and Analysis of Financial Condition and            8 - 12
                   Results of Operations

                           PART II. OTHER INFORMATION

      Item 1.      Legal Proceedings                                                            13

      Item 2.      Changes in Securities and Use of Proceeds                                    13

      Item 3.      Defaults Upon Senior Securities                                              13

      Item 4.      Submission of Matters to a Vote of Security Holders                          13

      Item 5.      Other Information                                                            13

      Item 6.      Exhibits and Reports on Form 8-K                                          14 - 15

      Signature                                                                                 16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                     ASSETS







                                                                               June 30,          December 31,
                                                                                 1998                1997
                                                                             ------------        ------------
          CURRENT ASSETS:

          Cash and cash equivalents                                          $ 62,295,000        $ 78,913,000

          Marketable securities                                                27,505,000          43,794,000

          Receivables                                                          38,693,000          46,021,000

          Inventories                                                          91,842,000          71,583,000

          Prepaid income taxes                                                  1,491,000             695,000

          Prepaid expenses and other current assets                            13,387,000           7,466,000

          Deferred income taxes                                                18,176,000          19,502,000
                                                                             ------------        ------------

          Total current assets                                                253,389,000         267,974,000


          Property, at cost, net of accumulated depreciation and
            amortization of $38,740,000 (1998) and $34,255,000 (1997)          29,473,000          29,738,000

          Deferred compensation plan                                           15,865,000           6,464,000

          Other assets                                                          7,134,000           6,945,000

          Goodwill, net of accumulated amortization of
               $1,514,000 (1998) and $1,428,000 (1997)                          3,378,000           3,459,000
                                                                             ------------        ------------

          TOTAL                                                              $309,239,000        $314,580,000
                                                                             ============        ============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   June 30,            December 31,
                                                                                     1998                  1997
                                                                                 -------------         -------------
          CURRENT LIABILITIES:

          Accounts payable                                                       $  19,801,000         $  12,654,000

          Royalty overrides                                                         47,564,000            56,643,000

          Accrued compensation                                                      15,348,000            19,516,000

          Accrued expenses                                                          21,284,000            19,137,000

          Dividends payable                                                          4,381,000             4,634,000

          Current portion of contracts payable and bank loans                        1,574,000             1,449,000

          Advance sales deposits                                                    14,546,000            18,375,000

          Income taxes payable                                                       9,908,000             9,580,000
                                                                                 -------------         -------------

          Total current liabilities                                                134,406,000           141,988,000

          NON-CURRENT LIABILITIES:

          Contracts payable, net of current portion                                  2,292,000             2,666,000

          Deferred income taxes                                                      1,140,000             1,739,000

          Deferred compensation liability                                           12,423,000             7,767,000

          Other non-current liabilities and deferred credits                         4,472,000             3,819,000
                                                                                 -------------         -------------

          Total liabilities                                                        154,733,000           157,979,000
                                                                                 -------------         -------------

          MINORITY INTEREST                                                          1,953,000             1,868,000
                                                                                 -------------         -------------

          STOCKHOLDERS' EQUITY:

          Common Stock A, $0.01 par value; 33,333,333 shares
            authorized 9,967,748 (1998) and 9,811,623 (1997) shares
            issued and outstanding                                                     100,000                98,000

          Common Stock B, $0.01 par value; 66,666,667 shares
            authorized, 18,904,371 (1998)  and 19,818,248 (1997) shares
            issued and outstanding                                                     189,000               198,000

          Paid-in-capital in excess of par value                                    54,917,000            50,319,000

          Retained earnings                                                        104,264,000           109,106,000


          Cumulative translation adjustment                                         (6,992,000)           (4,858,000)

          Unearned compensation                                                        (22,000)             (152,000)

          Unrealized gain on marketable securities                                      97,000                22,000
                                                                                 -------------         -------------

          Total stockholders' equity                                               152,553,000           154,733,000
                                                                                 -------------         -------------

          TOTAL                                                                  $ 309,239,000         $ 314,580,000
                                                                                 =============         =============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                          June 30, 1998       June 30, 1997       June 30, 1998       June 30, 1997
                                                          -------------       -------------       -------------       -------------
Retail sales                                               $398,142,000        $350,020,000        $796,589,000        $673,964,000

     Less: Distributor allowances on product purchases      188,198,000         165,129,000         376,869,000         319,097,000
                                                           ------------        ------------        ------------        ------------

Net sales                                                   209,944,000         184,891,000         419,720,000         354,867,000

     Cost of sales                                           53,635,000          48,121,000         108,146,000          93,851,000

     Royalty overrides                                       60,086,000          55,134,000         122,676,000         106,029,000

     Marketing, distribution & administrative expenses       71,682,000          60,262,000         140,645,000         115,098,000

     Interest income - net                                      798,000             969,000           1,675,000           2,148,000
                                                           ------------        ------------        ------------        ------------

Income before income taxes  and minority interest            25,339,000          22,343,000          49,928,000          42,037,000

     Income taxes                                             9,756,000           8,602,000          19,222,000          16,184,000
                                                           ------------        ------------        ------------        ------------

Income before minority interest                              15,583,000          13,741,000          30,706,000          25,853,000

     Minority interest                                          255,000              41,000             590,000             237,000
                                                           ------------        ------------        ------------        ------------

NET INCOME                                                 $ 15,328,000        $ 13,700,000        $ 30,116,000        $ 25,616,000
                                                           ============        ============        ============        ============

EARNINGS PER SHARE
  Basic                                                    $       0.53        $       0.45        $       1.03        $       0.85
  Diluted                                                          0.50                0.44                0.99                0.81
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                      28,998,000          30,126,000          29,110,000          30,224,000
  Diluted                                                    30,441,000          31,099,000          30,565,000          31,554,000


CASH DIVIDENDS PER COMMON SHARE                            $       0.15        $       0.15        $       0.30        $       0.30



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                       June 30, 1998        June 30, 1997
                                                       -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $ 30,116,000         $ 25,616,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          5,992,000            4,684,000
    Deferred income taxes                                    601,000              282,000
    Amortization of unearned compensation                    130,000              130,000
    Stock Grant                                                   --              582,000
    Unrealized foreign exchange (gain) loss                1,723,000             (256,000)
    Minority interest in earnings                            590,000              237,000
    Other                                                    (19,000)             104,000
    Changes in operating assets and liabilities:
       Receivables                                         5,931,000           (6,151,000)
       Inventories                                       (22,136,000)          (6,677,000)
       Prepaid expenses and other current assets          (7,395,000)          (1,660,000)
       Other assets                                         (999,000)          (1,987,000)
       Accounts payable                                    7,382,000           (5,488,000)
       Royalty overrides                                  (8,412,000)           1,210,000
       Accrued expenses and accrued compensation             518,000            1,883,000
       Advance sales deposits                             (3,281,000)           2,277,000
       Income taxes payable                                2,835,000            2,392,000
       Deferred compensation liability                     4,656,000            1,879,000
                                                        ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 18,232,000           19,057,000
                                                        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property                                (4,980,000)          (7,042,000)
     Proceeds from sale of property                           68,000               90,000
     Changes in marketable securities                     16,364,000           (2,911,000)
     Deferred compensation plan investments               (9,401,000)          (4,009,000)
                                                        ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                      2,051,000          (13,872,000)
                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                       (8,853,000)          (9,114,000)
     Distribution to minority interest                      (505,000)             (98,000)
     Additions to loans payable                              858,000              511,000
     Principal payments on loans payable                    (946,000)          (1,836,000)
     Exercise of stock options                             4,589,000            2,713,000
     Stock repurchases                                   (28,558,000)          (8,367,000)
     Recapitalization costs                                 (616,000)                  --
                                                        ------------         ------------
NET CASH USED BY FINANCING ACTIVITIES                    (34,031,000)         (16,191,000)
                                                        ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (2,870,000)          (1,060,000)
                                                        ------------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (16,618,000)         (12,066,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1                    78,913,000           87,481,000
                                                        ------------         ------------

CASH AND CASH EQUIVALENTS AT JUNE 30                    $ 62,295,000         $ 75,415,000
                                                        ============         ============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1997 and 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits. SFAS No. 132 requires an entity to disclose certain information about pensions and other post retirement benefits. The effect of adopting this accounting standard will not be material to the Company's consolidated financial statements.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement shall be effective January 1, 2000. The Company has not yet analyzed the impact of adopting the statement.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. A reconciliation of the basic and diluted weighted average shares is as follows:

                                    Three Months Ended                   Six Months Ended
                               ----------------------------        ----------------------------
                                June 30,          June 30,          June 30,          June 30,
                                  1998              1997              1998              1997
                               ----------        ----------        ----------        ----------
Basic                          28,998,000        30,126,000        29,110,000        30,224,000
Effect of Stock Options         1,443,000           973,000         1,455,000         1,330,000
                               ----------        ----------        ----------        ----------
Diluted                        30,441,000        31,099,000        30,565,000        31,554,000
                               ==========        ==========        ==========        ==========

Net income as presented in the consolidated statements of income is used as the numerator in both the basic and diluted computation.

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As previously disclosed, the Company's German subsidiary has been subject to a tax audit. A final settlement has been reached with the German tax authorities, the amount for which has been provided for and was not material to the Company's financial statements.

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

4.  COMPREHENSIVE INCOME

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." The statement, which the Company adopted in 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows:


                                                    Three Months Ended                           Six Months Ended
                                            June 30, 1998         June 30, 1997        June 30, 1998         June 30, 1997
                                            -------------         -------------        -------------         -------------
Net Income                                  $  15,328,000         $  13,700,000        $  30,116,000         $  25,616,000

Foreign currency translation
   adjustment                                  (1,703,000)              554,000           (2,134,000)             (834,000)
Unrealized gain/(loss) on marketable
   securities                                     (16,000)                3,000               75,000              (120,000)
                                            -------------         -------------        -------------         -------------

Comprehensive income                        $  13,609,000         $  14,257,000        $  28,057,000         $  24,662,000
                                            =============         =============        =============         =============


5.  TRANSACTIONS WITH RELATED PARTIES.

On April 23, 1998, Raven Industries ("Raven") and D&F Industries ("D&F"), two of the significant suppliers of the Company's products, and Dynamic Products, Inc. ("Dynamic") another supplier to the Company, concluded a bond offering. Part of the proceeds from the offering was used to repurchase certain ownership interests in such entities, including the entire ownership interest of Mr. Hughes, CEO and President of the Company in Raven and Dynamic (representing 1/3 and 1/5 of the formerly outstanding ownership, respectively), as well as the entire ownership interest of an employee (formerly a Director and Executive Officer) of the Company in Dynamic (representing 5% of the formerly outstanding ownership).

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

COMPARISON OF OPERATING RESULTS FOR 1998 TO 1997

Retail sales for the three and six months ended June 30, 1998 increased 13.7% and 18.2% to $398.1 million and $796.6 million as compared to sales of $350.0 million and $674.0 million for the corresponding periods of the prior year.

RETAIL SALES BY GEOGRAPHICAL SEGMENTS (DOLLARS IN MILLIONS):

                                    Three Months Ended June 30                 Six Months Ended June 30
                                ----------------------------------        ----------------------------------
                                                               %                                         %
                                 1998          1997         Change         1998          1997         Change
                                ------        ------        ------        ------        ------        ------
      Asia/Pacific Rim          $154.8        $140.7          10.1        $306.3        $266.1          15.1
      Europe                     125.5         113.3          10.8         261.3         219.6          19.0
      The Americas               117.8          96.0          22.7         229.0         188.3          21.6
                                ------        ------        ------        ------        ------        ------

      Total Retail Sales        $398.1        $350.0          13.7        $796.6        $674.0          18.2
                                ======        ======        ======        ======        ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF OPERATING RESULTS FOR 1998 TO 1997 (CONTINUED)

Retail sales increases in the Asia/Pacific Rim region primarily resulted from enhanced sales in Japan. For the three months and six months ended June 30, 1998, retail sales in Japan increased $8.8 million, or 7.7%, and $35.6 million, or 16.6% respectively. In local currency, retail sales in Japan increased 23% and 28% for the three months and six months ended June 30, 1998. The region also benefited from retail sales in Thailand, which opened in June 1997, and increased sales in Hong Kong and Korea, partly offset by a decrease in Taiwan. The decline in Taiwan was primarily due to the weakening of the Taiwanese currency relative to the U.S. Dollar.

In Europe, retail sales in Italy, Germany, South Africa and Switzerland posted strong increases for the three and six month periods ended June 30, 1998 as compared to the prior year. The increases were partially offset by the retail sales decreases in Russia as economic uncertainty in the country contributed to a sluggish consumer spending environment. Excluding Russia, retail sales in Europe increased 27.4% and 32.4%, respectively, for the three months and six months ended June 30, 1998. Turkey was opened in March 1998 and contributed additional retail sales of $2.8 million and $3.9 million for the three and six months ended June 30, 1998 respectively.

In the Americas, retail sales increases resulted primarily from the continued growth in the United States. For the three months and six months ended June 30, 1998, retail sales in the U.S. increased $16.9 million, or 22.2%, and $30.9 million, or 20.9% respectively.

RETAIL SALES BY PRODUCT SEGMENTS (DOLLARS IN MILLIONS):

                                          Three Months Ended June 30                   Six Months Ended June 30
                                      ----------------------------------          ----------------------------------
                                                                     %                                           %
                                       1998          1997         Change           1998          1997         Change
                                      ------        ------        ------          ------        ------        ------
Food &  Dietary Supplements           $207.5        $192.1           8.0          $412.4        $366.5          12.5
Weight Management                      128.0         103.8          23.3           250.3         196.9          27.1
Personal Care                           45.9          37.0          24.1           101.1          79.4          27.3
Literature/ Promotional/ Other          16.7          17.1          (2.3)           32.7          31.2           4.8
                                      ------        ------        ------          ------        ------        ------

   Total Retail Sales                 $398.1        $350.0          13.7          $796.5        $674.0          18.2
                                      ======        ======        ======          ======        ======        ======

Historical Presentation:
Food & Dietary Supplements            $ 56.6        $ 48.7          16.2%         $113.6        $ 93.0          22.2%
Weight Management                      278.9         247.2          12.8%          549.2         470.4          16.8%


Certain products that were originally classified as Weight Management, have now been reclassified as Food & Dietary Supplements, such as multi-vitamin herbal and mineral products. The purpose of this change in the presentation of Sales by Product Segments is to reflect a growing trend in the nutritional and healthy lifestyle sector of the Company's business.

For the three and six month period ended June 30, 1998, retail sales in the Weight Management, Food & Dietary Supplements and Personal Care segments demonstrated strong growth as compared to the same periods in the prior year. The increases in these product segments were primarily due to the same factors identified in the geographical segments discussed above.

OPERATING INFORMATION:

Gross profit of $96.2 and $188.9 million for the three and six months ended June 30, 1998 was $14.6 million, or 17.9% and $33.9 million, or 21.9% higher than gross profit of $81.6 million and $155.0 million in the prior year respectively. Gross margin (defined as gross profit as a percentage of retail sales) for the three and six months ended June 30, 1998 as compared to the same periods in the prior year increased from 23.3% to 24.2% and 23.0% to 23.7%, respectively. The increase in gross margin primarily resulted from price increases effective January 1, 1998 in the majority of the Company's markets, and cost savings from previously negotiated agreements with the Company's largest contract manufacturers of nutritional and weight management products. The price increase and the lower costs were partly offset by continued negative pressure on the gross margin from weakened currencies mainly in the Company's Asia/Pac Rim markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONTINUED)

COMPARISON OF OPERATING RESULTS FOR 1998 TO 1997 (CONTINUED)

Marketing, distribution and administrative expenses, as a percentage of retail sales, were 18.0% and 17.7% for the three and six months ended June 30, 1998 respectively as compared to 17.2% and 17.1% for the same periods in 1997. These expenses for the same periods increased 19.0% and 22.2% to $71.7 million and $140.6 million from $60.3 million and $115.1 million in the prior year to support the Company defined growth strategies (expand product offerings and develop new products, revitalize sales in certain existing markets, expand into new markets and enhance sales and motivational training). The increase in expenses was primarily due to additional salaries and related expenses from increased headcount in administration and foreign distribution facilities and a foreign exchange loss of $1.1 million and $1.7 million for the three and six months ended June 30, 1998 compared to gains of $4.0 million and $2.6 million for the same periods of 1997.

The continued weakening of the Japanese Yen against the U.S. Dollar resulted in proportionately lower revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. The effect of the weaker Japanese Yen on the Company's net income per diluted share for the three and six months ended June 30, 1998 was approximately $0.09 and $0.12, respectively, as compared to the exchange rates in effect for the same periods of 1997. The effect of foreign currency changes in any country other than Japan was not individually material to the operations of the Company. However, the strengthening of the U.S. Dollar in relation to the currencies of other countries in which the Company operates, excluding Japan, amounted to approximately $0.07 and $0.16 per diluted share for the three and six months ended June 30, 1998 as compared to the exchange rates in effect for the same periods in the prior year.

Income taxes of $9.8 million and $19.2 million for the three and six months ended June 30, 1998 increased from $8.6 million and $16.2 million in the prior year respectively. As a percentage of pre-tax income, income taxes remained unchanged at 38.5% in 1998.

Net income for the three and six months ended June 30, 1998 increased 11.9% and 17.6% to $15.3 million and $30.1 million from $13.7 million and $25.6 million as compared to the same periods in prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the six months ended June 30, 1998, net cash provided by operating activities was $18.2 million, compared to $19.1 million for the same period in 1997. The decrease primarily resulted from (i) increased inventory levels primarily resulting from the introduction of new products and the establishment of higher minimum stock levels; (ii) increases in prepaid expenses due to timing; (iii) reductions in advanced sales deposits also relating to timing; and (iv) payment of the President's Team Bonus. These reductions were partially offset by: (i) reductions in receivable balances; (ii) increased accounts payable balances due to timing; and (iii) increased net income.

Capital expenditures for the six months ended June 30, 1998 were $5.0 million compared to $7.0 million for the same period in the prior year. The majority of the 1998 expenditures resulted from the expansion of office facilities and equipment in the U.S., the U.K. and Japan. For 1998 and 1999, the Company is planning to invest approximately $16 million in the continued development of management information systems and expansion of new and existing facilities. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that up to $8 million will be required for pre-opening expenses, capital expenditures and other operating cash flow needs associated with its 1998 new market expansion activities.

Stockholders' equity decreased $2.2 million to $152.6 million during the six months ended June 30, 1998. In 1998, net income of $30.1 million and the issuance of capital stock, including related tax benefits, of $7.5 million were offset by stock repurchases of $28.6 million and dividends declared of $8.7 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash and cash equivalents totaled $62.3 million at June 30, 1998 compared to $78.9 million at December 31, 1997. At June 30, 1998, the Company's cash, cash equivalents and marketable securities aggregate balance was $89.8 million, which represents a $32.9 million decrease from the balance as of December 31, 1997. The decrease is primarily a result of increased inventory levels and the stock repurchases as described above.

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are made in U.S. Dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. Dollar versus a foreign currency can have a negative impact on operating margins and can generate losses on intercompany transactions. The Company from time to time enters into forward exchange contracts and other hedging arrangements to manage its foreign exchange risk on intercompany transactions. As of June 30, 1998 the Company had $45 million in notional amounts of Yen put options with short-term maturities through December 31, 1998.

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

In January 1996, the Company's Board of Directors approved a one million share stock repurchase program, which was completed in April 1997. In addition, the Board of Directors adopted a $30 million stock repurchase program, which was completed in February 1998. In February 1998 and again in July 1998, the Board adopted two additional $20 million stock repurchase programs representing a continuation of the company's share repurchase efforts in recent years. Pursuant to these stock repurchase programs, for the year to date through July 1998 the Company had expended $29.1 million in the aggregate to repurchase 1.3 million shares.

The Company has pledged cash and cash equivalents to secure bank financing primarily for the benefit of its foreign subsidiaries, including letters of credit, lines of credit, leases, and other obligations. As of June 30, 1998, an aggregate of $12.9 million had been pledged against $19.7 million of commitments for debt obligations, contingent guarantees, and foreign exchange activity. Generally, these debt arrangements expire in less than one year. The Company also enters into other unsecured guarantees related mainly to short-term currency hedge arrangements.

In June 30, 1998, the Company had $4.7 million of credit facilities of which $0.6 million is outstanding. The majority of these facilities expire in 1998. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on May 21, 1998 in Beverly Hills, California, 9,300,422 shares of the Company's Class A Common Stock were present either in person or by proxies solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

         The Stockholders voted on the following matters:

         To elect six directors to serve on the Company's Board of Directors:


                                            Number             Number
                                           of Shares         of Shares
                                             For             Withheld
                                           ---------         ---------
          Mark Hughes                      9,158,214           142,208
          Christopher Pair                 9,158,210           142,212
          Michael Rosen                    9,158,214           142,208
          Edward J. Hall                   9,158,210           142,212
          Alan Liker                       9,158,214           142,208
          Christopher M. Miner             9,158,214           142,208


         To amend and restate the company's Amended and Restated 1991 Stock Option Plan (the "Option Plan'), among other things, to increase the aggregate number of shares which may be issued upon exercise of all options granted under the Option Plan (excluding shares previously issued upon option exercise but including shares subject to existing outstanding options) from 6,800,000 to 7,500,000.

                                                             Percent of
                                           Shares          Shares Voting
                                          ---------        -------------
          Votes For                       5,673,923                 73
          Votes Against                   2,149,956                 27
          Votes Abstaining                    9,789                 --
          Broker Non-Votes                1,466,754                n/a


ITEM 5. OTHER INFORMATION

         None.

                          HERBALIFE INTERNATIONAL, INC.
                                  EXHIBIT INDEX

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit Number        Description                                                                               Page No./(Footnote)
-----------------------------------------------------------------------------------------------------------------------------------
3.1                   Amended and Restated Articles of Incorporation                                                    (10)
3.2                   Amended and Restated Bylaws                                                                       (2)
4.1                   Form of Class A Common Stock and Class B Common Stock Certificates                                (12)
10.1                  Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife
                      International, Inc. et al., Case No. 92767 in the Superior Court of the State of
                      California for the County of Santa Cruz                                                           (1)
10.2                  The Company's 1991 Stock Option Plan, as amended                                               (7), (13)
10.3                  The Company's 1992 Executive Incentive Compensation Plan, as amended                            (2), (7)
10.4                  Form of Individual Participation Agreement relating to the Company's Executive
                      Compensation Plan                                                                                 (2)
10.5                  Form of Letter Agreement between the Compensation Committee of the Board of Directors
                      of the Company and Mark Hughes                                                                    (2)
10.6                  Form of Indemnity Agreement between the Company and certain officers and directors of
                      the Company                                                                                       (2)
10.7                  Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers and
                      directors of the Company                                                                          (2)
10.8                  Form of Stock Appreciation Rights Agreement between the Company and certain directors
                      of the Company                                                                                    (2)
10.9                  1994 Performance Based Annual Incentive Compensation Plan                                   (4), (7), (11)
10.10                 Form of Promissory Note for Advances under the Company's 1994 Performance Based
                      Annual Incentive Compensation Plan                                                                (5)
10.11                 Employment Agreement between the Company and Chris Pair dated April 3, 1994
                                                                                                                        (3)
10.12                 Deferred Compensation Agreement between the Company and Michael Rosen                             (5)
10.13                 Office lease agreement between the Company and State Teacher's Retirement System,
                      dated July 20, 1995                                                                               (6)
10.14                 Form of stock appreciation rights agreements between the Company and certain
                      directors of the Company                                                                          (6)
10.15                 The Company's Senior Executive Deferred Compensation Plan, effective January 1, 1996
                                                                                                                        (6)
10.16                 The Company's Management Deferred Compensation Plan, effective January 1, 1996
                                                                                                                        (6)
10.17                 Master Trust Agreement between the company and Imperial Trust Company, Inc.,
                      effective January 1, 1996                                                                         (6)
10.18                 The Company's 401K Plan                                                                           (6)
10.19                 Agreement Concerning Share Allocation Plan for Specific Directors of Herbalife of
                      Japan K.K. dated December 30, 1996.                                                               (8)
10.20                 Consulting Agreement between David Addis and Herbalife of America, Inc. Dated January
                      27, 1997.                                                                                         (8)
10.21                 Agreement between Herbalife International of America, Inc. and D&F Industries, Inc.
                      dated September 2, 1997                                                                           (9)
10.22                 Agreement between Herbalife International of America, Inc. and Dynamic Products, Inc.
                      dated September 2, 1997                                                                           (9)
10.23                 Agreement between Herbalife International of America, Inc. and Raven Industries, Inc.
                      d/b/a Omni-Pak Industries, dated September 2, 1997                                                (9)
10.24                 The Company's Supplemental Executive Retirement Plan                                              (12)
10.25                 Form of Underwriting Agreement                                                                    (14)
10.26                 Form of Purchase Contract Between the Selling Stockholder and the Trust                           (14)
21                    List of subsidiaries of the Company                                                               (12)
27                    Financial Data Schedule                                                                           (15)
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



Date:    August 13, 1998


                          HERBALIFE INTERNATIONAL, INC.
                                  (Registrant)


                             By: /s/ TIMOTHY GERRITY
                                 -------------------
                                 Timothy Gerrity
                          Executive Vice President and
                             Chief Financial Officer