Form 10-Q
period 1998-09-30
HERBALIFE INTERNATIONAL INC
filed 1998-11-13
CIK 791449

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from ___________________ to ____________________

                         Commission file number 0-15712

                          HERBALIFE INTERNATIONAL, INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                       Nevada                              22-2695420
         ---------------------------------           ------------------------
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)             Identification Number)

   1800 Century Park East, Los Angeles, California            90067
  -------------------------------------------------       ------------
       (Address of principal executive offices)            (Zip Code)

                                 (310) 410-9600
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report

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

                                Yes [ ]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of Common Stock, as of October 31, 1998: Class A Common Stock - 9,978,506
                               Class B Common Stock - 18,599,068

================================================================================

                          HERBALIFE INTERNATIONAL, INC.

                   Index to Financial Statements and Exhibits

           Filed with the Quarterly Report of the Company on Form 10-Q

                    For the Quarter Ended September 30, 1998

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                        September 30,      December 31,
                                                            1998              1997
                                                        -------------     -------------
CURRENT ASSETS:

Cash and cash equivalents                               $ 66,673,000      $ 78,913,000

Marketable securities                                      9,037,000        43,794,000

Receivables                                               37,638,000        46,021,000

Inventories                                               92,709,000        71,583,000

Prepaid income taxes                                       1,932,000           695,000

Prepaid expenses and other current assets                 12,368,000         7,466,000

Deferred income taxes                                     18,652,000        19,502,000
                                                        ------------      ------------
Total current assets                                     239,009,000       267,974,000

Property, at cost, net of accumulated depreciation
   and amortization of $41,514,000(1998) and
   $34,255,000(1997)                                      30,066,000        29,738,000

Deferred compensation plan                                16,962,000         6,464,000

Other assets                                              10,207,000         6,945,000

Goodwill, net of accumulated amortization of
   $1,558,000(1998) and $1,428,000(1997)                   3,330,000         3,459,000
                                                        ------------      ------------
TOTAL                                                   $299,574,000      $314,580,000
                                                        ============      ============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    September 30,       December 31,
                                                                        1998                1997
                                                                   --------------      -------------
CURRENT LIABILITIES:

Accounts payable                                                   $  10,431,000       $  12,654,000

Royalty overrides                                                     52,168,000          56,643,000

Accrued compensation                                                  19,574,000          19,516,000

Accrued expenses                                                      18,984,000          19,137,000

Dividends payable                                                      4,351,000           4,634,000

Current portion of contracts payable and bank loans                    1,716,000           1,449,000

Advance sales deposits                                                11,006,000          18,375,000

Income taxes payable                                                   4,280,000           9,580,000
                                                                   -------------       -------------
Total current liabilities                                            122,510,000         141,988,000

NON-CURRENT LIABILITIES:

Contracts payable, net of current portion                              2,033,000           2,666,000

Deferred income taxes                                                  1,130,000           1,739,000

Deferred compensation liability                                       14,816,000           7,767,000

Other non-current liabilities and deferred credits                     4,535,000           3,819,000
                                                                   -------------       -------------
Total liabilities                                                    145,024,000         157,979,000
                                                                   -------------       -------------
MINORITY INTEREST                                                      2,205,000           1,868,000
                                                                   -------------       -------------

STOCKHOLDERS' EQUITY:

Common Stock A, $0.01 par value; 33,333,333 shares
  authorized 9,978,509(1998) and 9,811,623(1997) shares
  issued and outstanding                                                 100,000              98,000

Common Stock B, $0.01 par value; 66,666,667 shares
  authorized, 18,603,672(1998) and 19,818,248(1997) shares
  issued and outstanding                                                 186,000             198,000

Paid-in-capital in excess of par value                                54,778,000          50,319,000

Retained earnings                                                    103,772,000         109,106,000

Cumulative translation adjustment                                     (6,518,000)         (4,858,000)

Unearned compensation                                                         --            (152,000)

Unrealized gain on marketable securities                                  27,000              22,000
                                                                   -------------       -------------
Total stockholders' equity                                           152,345,000         154,733,000
                                                                   -------------       -------------
TOTAL                                                              $ 299,574,000       $ 314,580,000
                                                                   =============       =============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 ---------------------------------------   ----------------------------------------
                                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                                 ------------------   ------------------   ------------------   -------------------
Retail sales                                        $402,704,000         $393,894,000        $1,199,293,000       $1,067,858,000

     Less: Distributor allowances on product
        purchases                                    189,672,000          186,667,000           566,541,000          505,764,000
                                                    ------------         ------------        --------------       --------------

Net sales                                            213,032,000          207,227,000           632,752,000          562,094,000

     Cost of sales                                    57,738,000           53,676,000           165,884,000          147,527,000

     Royalty overrides                                61,253,000           61,437,000           183,929,000          167,466,000

     Marketing, distribution & administrative
        expenses                                      82,559,000           70,204,000           223,205,000          185,302,000

     Interest income - net                              (396,000)          (1,402,000)           (2,072,000)          (3,550,000)
                                                    ------------         ------------        --------------       --------------

Income before income taxes  and minority interest     11,878,000           23,312,000            61,806,000           65,349,000

     Income taxes                                      4,573,000            8,975,000            23,795,000           25,159,000
                                                    ------------         ------------        --------------       --------------

Income before minority interest                        7,305,000           14,337,000            38,011,000           40,190,000

     Minority interest                                   253,000               83,000               842,000              321,000
                                                    ------------         ------------        --------------       --------------

NET INCOME                                          $  7,052,000         $ 14,254,000         $  37,169,000       $   39,869,000
                                                    ============         ============        ==============       ==============

EARNINGS PER SHARE
  Basic                                             $       0.25         $       0.47         $        1.28       $         1.32
  Diluted                                                   0.24                 0.45                  1.24                 1.26

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                               28,764,000           30,108,000            29,004,000           30,184,000

  Diluted                                             29,240,000           31,468,000            30,086,000           31,560,000


CASH DIVIDENDS PER COMMON SHARE                     $       0.15         $       0.15          $       0.45       $         0.45


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                             ---------------------------------------
                                                             September 30, 1998  September 30, 1997
                                                             ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income                                                      $ 37,169,000       $ 39,869,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   9,304,000          7,385,000
    Deferred income taxes                                              12,000            468,000
    Amortization of unearned compensation                             152,000            195,000
    Stock Grant                                                            --            582,000
    Unrealized foreign exchange (gain) loss                           952,000            761,000
    Minority interest in earnings                                     842,000            321,000
    Other                                                             340,000            151,000
    Changes in operating assets and liabilities:
       Receivables                                                  7,415,000        (10,978,000)
       Inventories                                                (22,612,000)       (17,836,000)
       Prepaid expenses and other current assets                   (5,899,000)        (6,415,000)
       Other assets                                                (4,291,000)          (924,000)
       Accounts payable                                            (2,270,000)            68,000
       Royalty overrides                                           (3,993,000)        11,865,000
       Accrued expenses and accrued compensation                    1,957,000          2,950,000
       Advance sales deposits                                      (7,056,000)         5,180,000
       Income taxes payable                                        (2,908,000)        (3,466,000)
       Deferred compensation liability                              7,048,000          3,049,000
                                                                 ------------       ------------
                                                                   16,162,000         33,225,000
                                                                 ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property                                         (9,024,000)       (10,518,000)
     Proceeds from sale of property                                    70,000             89,000
     Changes in marketable securities                              34,761,000         (4,760,000)
     Deferred compensation plan investments                       (10,498,000)        (4,009,000)
                                                                 ------------       ------------
                                                                   15,309,000        (19,198,000)
                                                                 ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                               (13,192,000)       (13,635,000)
     Distribution to minority interest                               (505,000)                --
     Additions to loans payable                                       858,000            180,000
     Principal payments on loans payable                           (1,053,000)        (2,328,000)
     Exercise of stock options                                      4,932,000          3,134,000
     Stock repurchases                                            (32,343,000)        (9,395,000)
     Recapitalization costs                                          (616,000)                --
                                                                 ------------       ------------
                                                                  (41,919,000)       (22,044,000)
                                                                 ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (1,792,000)        (2,631,000)
                                                                 ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (12,240,000)       (10,648,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1                             78,913,000         87,481,000
                                                                 ------------       ------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                        $ 66,673,000       $ 76,833,000
                                                                 ============       ============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1997 and 1998. Certain reclassifications have been made in the 1997 consolidated financial statements to conform to the 1998 presentation.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for the Company's annual financial statements for fiscal year 1998.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits". SFAS No. 132 is effective for the Company's annual financial statements for fiscal year 1998.

In March 1998, the American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on the capitalization of software for internal use. The Company will adopt SOP 98-1 no later than January 1, 1999. Management is currently assessing the impact of this SOP on the financial statements of the Company.

In April 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the cost of start-up activities". SOP 98-5 requires that all the costs of start-up activities, including organizational costs, be expensed as incurred. The Company will adopt SOP 98-5 on January 1, 1999, as required. The effects of adopting this SOP will not be material to the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective January 1, 2000. The Company has not yet analyzed the impact of adopting the statement.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options. A reconciliation of the basic and diluted weighted average shares is as follows:

                                           Three Months Ended                 Nine Months Ended
                                   --------------------------------    ------------------------------
                                   September 30,     September 30,     September 30,    September 30,
                                        1998              1997             1998             1997
                                   -------------     -------------     -------------    -------------
Basic                                28,764,000        30,108,000        29,004,000       30,184,000
Effect of Stock Options                 476,000         1,360,000         1,082,000        1,376,000
                                     ----------      ------------      ------------     ------------
Diluted                              29,240,000        31,468,000        30,086,000       31,560,000
                                     ==========      ============      ============     ============

Net income as presented in the consolidated statements of income is used as the numerator in both the basic and diluted computation.

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  CONTINGENCIES

The Company's French and Italian subsidiaries have been subject to tax audits by governmental authorities in those countries, each of whom are proposing that material value added and income taxes are due. The Company and its tax advisors believe that the Company has substantial defenses and the Company is vigorously contesting the additional proposed taxes and related charges. However, the ultimate resolution of these matters is unknown and may take several years.

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

4.  COMPREHENSIVE INCOME

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." The statement, which the Company adopted in 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows:

                                              Three Months Ended                    Nine Months Ended
                                       -------------------------------      ---------------------------------
                                       September 30,     September 30,      September 30,       September 30,
                                           1998               1997              1998                1997
                                       -------------     -------------      -------------       -------------
Net Income                              $7,052,000        $14,254,000        $37,169,000         $39,869,000

Foreign currency translation
   adjustment                              474,000         (1,135,000)        (1,660,000)         (1,969,000)
Unrealized gain/(loss) on marketable
   securities                              (70,000)            28,000              5,000             (92,000)
                                        ----------        -----------        -----------         -----------
Comprehensive income                    $7,456,000        $13,147,000        $35,514,000         $37,808,000
                                        ==========        ===========        ===========         ===========

5.  TRANSACTIONS WITH RELATED PARTIES.

On April 23, 1998, Raven Industries ("Raven") and D&F Industries ("D&F"), two of the significant suppliers of the Company's products, and Dynamic Products, Inc. ("Dynamic") another supplier to the Company, concluded a bond offering. Part of the proceeds from the offering were used to repurchase certain ownership interests in such entities, including the entire ownership interest of Mr. Hughes, CEO and President of the Company, in Raven and Dynamic (representing 1/3 and 1/5 of the formerly outstanding ownership, respectively), as well as the entire ownership interest of an employee (formerly a Director and Executive Officer) of the Company in Dynamic (representing 5% of the formerly outstanding ownership). As a result, Mr. Hughes and such employee cease to have any ownership interest in those suppliers to the Company.

6.  SUBSEQUENT EVENT

On October 14, 1998, the Stock Option Committee of the Company's Board of Directors determined to reprice currently outstanding stock options to current fair market values. The Committee took such action because, among other things, a comparison of recent trading values with the existing prices of outstanding stock options indicated that such options had ceased to provide appropriate levels of incentivization to the holders of such options, thereby undermining the purpose that they were originally intended to serve. Stock options to acquire a total of 1.9 million shares of Class A Common Stock were repriced to $8.00 per share, and stock options to acquire a total of 4.9 million shares of Class B Common Stock were repriced to $6-5/8 per share. In both cases, the new option prices are equal to the closing market price of the Company's shares on the date of repricing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout this report "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales", and the Company does not monitor the actual retail prices charged for the Company's products. "Net sales" represents the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts (referred to as "distributor allowances"), which have approximated 50% of suggested retail sales prices. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. Importers are utilized by the Company in some markets and, under certain circumstances, credit terms are extended. The Company's "gross profit" consists of net sales less (i) "cost of sales," consisting of the prices paid by the Company to its manufacturers for products and costs related to product shipments, foreign duties and tariffs and similar expenses, and (ii) "royalty overrides," currently consisting of (a) royalties and bonuses, which have approximated 15% and 6%, respectively, on the suggested retail sales prices of products earned by qualifying distributors on the sales of other distributors within their distributor organizations, (b) the President's Team Bonus payable to certain of the Company's most senior distributors in the aggregate amount of up to an additional 1% of product retail sales and (c) other one time incentive cash bonuses to qualifying distributors. Royalty overrides as reported in the Consolidated Statements of Income are net of a handling fee (6% of retail sales) charged by the Company to its distributors on purchases of products from the Company.

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

The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to introduce additional and new products into its markets, increase penetration in existing markets, and enter new markets.

COMPARISON OF OPERATING RESULTS FOR 1998 TO 1997

RETAIL SALES BY GEOGRAPHICAL SEGMENTS (DOLLARS IN MILLIONS):

                       Three Months Ended September 30          Nine Months Ended September 30
                     ---------------------------------         ------------------------------------
                                                 %                                             %
                      1998         1997        Change            1998             1997       Change
                     -----       ------        ------          --------        --------     ------
Asia/Pacific Rim     $174.1      $182.4         -4.5           $  480.4        $  448.5        7.1
Europe                108.9       109.6         -0.7              370.2           329.2       12.5
The Americas          119.7       101.9         17.4              348.7           290.2       20.2
                     ------      ------         ----           --------        --------       ----
Total Retail Sales   $402.7      $393.9          2.2           $1,199.3        $1,067.9       12.3
                     ======      ======         ====           ========        ========       ====

In the Asia/Pacific Rim region, sales in Japan declined $12.9 million, or 8.7%, for the three months ended September 30, 1998; however, retail sales increased $22.7 million, or 6.3%, for the nine months ended September 30, 1998. The decline in sales for the quarter was directly attributable to the strengthening of the dollar in 1998. In local currency, retail sales in Japan increased 8.0% and 20.0% for the three months and nine months ended September 30, 1998. Hong Kong and South Korea both contributed retail sales increases in dollars for the three and nine-month periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

RETAIL SALES BY GEOGRAPHIC SEGMENTS (CONTINUED)

In Europe, most countries continued to post retail sales increases with significant contributions from Italy, Germany and Switzerland for the three and nine-month periods. Continued economic and political uncertainty in Russia resulted in sales declines of $23.0 million, or 61.1%, and $26.4 million, or 22.4% for the three months and nine months ended September 30, 1998. Due to these uncertainties, the Company is unable to reliably predict the future outlook for the Russian market. Excluding Russia, sales in Europe increased 31.0% and 31.9% for the three and nine-month periods, respectively.

In the Americas, retail sales increases resulted primarily from the continued growth in the United States. For the three months and nine months ended September 30, 1998, retail sales in the U.S. increased $16.8 million, or 22.0%, and $47.7 million, or 21.3% respectively. Mexico also achieved higher sales, while Brazil reflected sales decreases.

Eliminating the effect of currency fluctuations, retail sales for the quarter increased 12.0% in total (14.2% Asia/Pacific Rim; 0% Europe; 20.5% the Americas). For the nine months, retail sales increased 21.2% in total (23.5% Asia/Pacific Rim; 16.8% Europe; 22.4% the Americas).

RETAIL SALES BY PRODUCT SEGMENTS (DOLLARS IN MILLIONS):

                                    Three Months Ended September 30        Nine Months Ended September 30
                                   ---------------------------------     -----------------------------------
                                                                %                                       %
                                    1998          1997        Change       1998           1997        Change
                                   ------        ------       ------     --------       --------      ------
Food &  Dietary Supplements        $214.0        $210.7         1.6        $626.4         $577.2        8.5
Weight Management                   132.3         126.4         4.7         382.6          323.3       18.3
Personal Care                        41.0          36.8        11.4         142.1          116.2       22.3
Literature/ Promotional/ Other       15.4          20.0       -23.0          48.2           51.2       -5.9
                                   ------        ------       -----      --------       --------     ------
   Total Retail Sales              $402.7        $393.9         2.2      $1,199.3       $1,067.9       12.3
                                   ======        ======       =====      ========       ========     ======

Certain products that were previously classified as Weight Management have now been classified as Food & Dietary Supplements, such as multi-vitamin herbal and mineral products. The variances in these product segments were impacted by the factors identified in the geographical segments discussed above. For the quarter, Literature/Promotional product sales declined principally in Europe, including a significant decrease in Russian distributor kits.

OPERATING INFORMATION:

Gross profit of $94.0 and $282.9 million for the three and nine months ended September 30, 1998 was $1.9 million, or 2.1%, and $35.8 million, or 14.5%, higher than in the prior year, respectively. Gross margin (defined as gross profit as a percentage of retail sales) was 23.4% and 23.6% for the three and nine months ended September 30, 1998, respectively, as compared to 23.4% and 23.1% for the same periods in the prior year. Strategic price increases effective January 1, 1998 in the majority of the Company's markets and cost savings from previously negotiated agreements with the Company's largest contract manufacturers of nutritional and weight management products were partly offset by (i) continued pressure on the gross margin from weakened currencies mainly in the Company's Asia/Pac Rim markets; and (ii) a charge made in the third quarter of 1998 of $3.5 million, primarily related to Russia.

Marketing, distribution and administrative expenses, as a percentage of retail sales, were 20.5% and 18.6% for the three and nine months ended September 30, 1998, respectively, as compared to 17.8% and 17.4% for the same periods in 1997. These expenses have increased to support the Company's defined growth strategies (expand product offerings and develop new products, revitalize sales in certain existing markets, expand into new markets and enhance sales and motivational training). The increase in expenses was primarily due to additional salaries and related expenses in administration and foreign distribution facilities, and reserves of $3 million against accounts receivables in Russia during the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  (CONTINUED)

OPERATING INFORMATION (CONTINUED)

The continued weakening of the Japanese Yen against the U.S. Dollar resulted in proportionately lower revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. The effect of the weaker Japanese Yen on the Company's net income per diluted share for the three and nine months ended September 30, 1998 was approximately $0.13 and $0.26, respectively, as compared to the exchange rates in effect for the same periods of 1997. The effect of foreign currency changes in any country other than Japan was not individually material to the operations of the Company. However, the strengthening of the U.S. Dollar in relation to the currencies of other countries in which the Company operates, excluding Japan, amounted to approximately $0.04 and $0.20 per diluted share for the three and nine months ended September 30, 1998 as compared to the exchange rates in effect for the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the nine months ended September 30, 1998, net cash provided by operating activities was $16.2 million, compared to $33.2 million for the same period in 1997. The decrease primarily resulted from normal timing changes of operating assets and liabilities, and increased inventory levels resulting from the introduction of new products and the establishment of higher minimum stock levels.

At September 30, 1998, the Company's cash, cash equivalents and marketable securities aggregate balance was $75.7 million, compared to $122.7 million at December 31, 1997. The decrease is primarily the result of stock repurchases and increased inventory levels.

Capital expenditures for the nine months ended September 30, 1998 were $9.0 million compared to $10.5 million for the same period in the prior year. The majority of the 1998 expenditures resulted from the expansion of office facilities and equipment in the U.S., the U.K. and Japan. For 1998 and 1999, the Company is planning to invest approximately $15 million annually in the continued development of management information systems and expansion of new and existing facilities. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that an additional $1.6 million will be required for pre-opening expenses, capital expenditures and other operating cash flow needs associated with its 1998 new market expansion activities.

In 1998, the Company declared quarterly dividends of $0.15 per share, aggregating $13.0 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are generally made in U.S. Dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. Dollar versus a foreign currency can have a negative impact on operating margins and can generate losses on intercompany transactions. The Company from time to time enters into forward exchange contracts and other hedging arrangements to manage its foreign exchange risk on intercompany transactions. As of November 13, 1998, the Company had $117 million in notional amounts of Yen put options with short-term maturities through December 31, 1999.

Year 2000 compliance refers to the inability of certain computer systems to recognize dates commencing on January 1, 2000. Such inability has the potential to materially adversely affect the operation of the Company. The Company has completed a review of its computer systems worldwide relating to order processing, distribution, disbursements, and other financial systems. Currently, the Company believes that by remediating existing software and converting to new software for certain applications, Year 2000 compliance will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations of any given year. Remediation and replacement has begun and is targeted to be completed during the first and second quarters of 1999. Testing and certification of these systems and applications is targeted for completion by mid 1999. Also, contingency plans are being developed for those applications selected for replacement

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

which will allow sufficient time for remediation and development of manual processes. As of September 30, 1998, the Company had incurred approximately $8.5 million for year 2000 efforts. Future costs are estimated to be up to $15 million, which are expected to be funded through operating cash flows. Such expenditures are expensed or capitalized, as appropriate. In addition, the Company is planning to contact its major vendors, telecommunication providers and others on whom it relies to assure that their systems will be converted in a timely fashion. While the Company believes it will be able to resolve the Year 2000 issue in a timely manner, if it is unable to complete the installation of replacement systems and the required changes to existing critical systems, or if those with whom it conducts business are unsuccessful in implementing timely solutions, the Year 2000 issue could have a material adverse effect on the Company's results of operations including its ability to process and distribute orders. The Company's Year 2000 efforts are ongoing and its overall plan will continue to evolve as new information becomes available.

On January 1, 1999, eleven of the fifteen member countries of the European Union will adopt a single European Currency - the euro. The conversion rates between the existing sovereign currencies ("legacy currencies") and the euro will be fixed. The euro will then be traded on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company has conducted a review of its information and business systems, and those of its European affiliates, to address the impact of the euro conversion. The Company initially plans to offer both the legacy currencies and the euro to settle distributor sales and ultimately to process orders in the euro currency. To prepare for this transition, certain computer systems will require modifications or replacement. The remediation and testing process is targeted to be completed by December 1998 and will cost approximately $500,000. These costs will be expensed or capitalized as appropriate. The Company is still evaluating subsequent phases to the euro conversion, which may include, among other things, system modifications to allow payment of distributor royalties in euro. The incremental costs associated with these subsequent phases will not be significant as the system modifications will be incorporated into the Company's year 2000 efforts. In connection with the common currency, the Company is also currently evaluating the effects on pricing.

In January 1996, the Company's Board of Directors approved a one million share stock repurchase program, which was completed in April 1997. In addition, in April 1997, the Board of Directors authorized a $30 million stock repurchase program, which was completed in February 1998. In February 1998 and again in July 1998, the Board authorized two additional $20 million stock repurchase programs, the first of which was completed in September, 1998. Pursuant to these stock repurchase programs, for the year to date through September 30, 1998, the Company had expended $32.3 million in the aggregate to repurchase 1.6 million shares.

The Company has pledged cash and cash equivalents to secure bank financing primarily for the benefit of its foreign subsidiaries, including letters of credit, lines of credit, leases, and other obligations. As of September 30, 1998, an aggregate of $5.6 million had been pledged against $6.3 million of commitments for debt obligations and contingent guarantees. Generally, these debt arrangements expire in less than one year. The Company also enters into other unsecured guarantees related mainly to short-term currency hedge arrangements.

In September 30, 1998, the Company had $3.2 million of credit facilities of which $0.8 million is outstanding. The majority of these facilities expire in 1998. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

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

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

                          HERBALIFE INTERNATIONAL, INC.
                                  EXHIBIT INDEX

----------------   ---------------------------------------------------------------------   --------------------
Exhibit Number     Description                                                             Page No./(Footnote)
----------------   ---------------------------------------------------------------------   --------------------
3.1                Amended and Restated Articles of Incorporation                                 (10)
3.2                Amended and Restated Bylaws                                                     (2)
4.1                Form of Class A Common Stock and Class B Common Stock Certificates             (12)
10.1               Final Judgment and Permanent Injunction, entered into on October,
                   1986 by the parties to that action entitled People of the State of
                   California, et al., v Herbalife International, Inc. et al., Case No.
                   92767 in the Superior Court of the State of California for the County           (1)
                   of Santa Cruz
10.2               The Company's 1991 Stock Option Plan, as amended                             (7), (13)
10.3               The Company's 1992 Executive Incentive Compensation Plan, as amended         (2), (7)
10.4               Form of Individual Participation Agreement relating to the Company's
                   Executive Compensation Plan                                                     (2)
10.5               Form of Letter Agreement between the Compensation Committee of the
                   Board of Directors of the Company and Mark Hughes                               (2)
10.6               Form of Indemnity Agreement between the Company and certain officers
                   and directors of the Company                                                    (2)
10.7               Trust Agreement among the Company, Citicorp Trust, N.A. and certain
                   officers and directors of the Company                                           (2)
10.8               Form of Stock Appreciation Rights Agreement between the Company and
                   certain directors of the Company                                                (2)
10.9               1994 Performance Based Annual Incentive Compensation Plan                 (4), (7), (11)
10.10              Form of Promissory Note for Advances under the Company's 1994
                   Performance Based Annual Incentive Compensation Plan                            (5)
10.11              Employment Agreement between the Company and Chris Pair dated April
                   3, 1994                                                                         (3)
10.12              Deferred Compensation Agreement between the Company and Michael Rosen           (5)
10.13              Office lease agreement between the Company and State Teacher's
                   Retirement System, dated July 20, 1995                                          (6)
10.14              Form of stock appreciation rights agreements between the Company and
                   certain directors of the Company                                                (6)
10.15              The Company's Senior Executive Deferred Compensation Plan, effective
                   January 1, 1996                                                                 (6)
10.16              The Company's Management Deferred Compensation Plan, effective
                   January 1, 1996                                                                 (6)
10.17              Master Trust Agreement between the company and Imperial Trust
                   Company, Inc., effective January 1, 1996                                        (6)
10.18              The Company's 401K Plan                                                         (6)
10.19              Agreement Concerning Share Allocation Plan for Specific Directors of
                   Herbalife of Japan K.K. dated December 30, 1996.                                (8)
10.20              Consulting Agreement between David Addis and Herbalife of America,
                   Inc. Dated January 27, 1997.                                                    (8)
10.21              Agreement between Herbalife International of America, Inc. and D&F
                   Industries, Inc. dated September 2, 1997                                        (9)
10.22              Agreement between Herbalife International of America, Inc. and
                   Dynamic Products, Inc. dated September 2, 1997                                  (9)
10.23              Agreement between Herbalife International of America, Inc. and Raven
                   Industries, Inc. d/b/a Omni-Pak Industries, dated September 2, 1997             (9)
10.24              The Company's Supplemental Executive Retirement Plan                           (12)
10.25              Form of Underwriting Agreement                                                 (14)
10.26              Form of Purchase Contract Between the Selling Stockholder and the              (14)
                   Trust
21                 List of subsidiaries of the Company                                            (12)
27                 Financial Data Schedule                                                        (15)
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



Date:   November 13, 1998


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