Form 10-K405
period 1998-12-31
HERBALIFE INTERNATIONAL INC
filed 1999-03-30
CIK 791449

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The Aggregate market value of the Registrant's Class A and Class B Common Stock on March 1, 1999 held by nonaffiliates was approximately $121 Million. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of this Form and the Registrant is not bound by this determination for any other purpose.)

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

    The number of shares outstanding of the registrant as of March 1, 1999 was:

                    9,980,747 Shares of Class A Common Stock
                   18,603,551 Shares of Class B Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1998, are incorporated by reference in Part III of this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

     With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: the regulatory environment, consumer acceptance of network marketing, economic conditions in the countries the Company operates, the presence of possible competitors, adverse publicity and in-region cultural or demographic factors and other risks indicated in the Company's filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS

                     BACKGROUND AND CORPORATE ORGANIZATION

GENERAL

     Herbalife International, Inc. (the "Company") is a network marketing company that sells a wide range of weight management products, food and dietary supplements and personal care products worldwide. As of December 31, 1998, the Company conducted business in 42 countries located in Asia/Pacific Rim, Europe and The Americas. Retail sales in those regions represented 42.0%, 29.4% and 28.6%, respectively, of the Company's total retail sales in 1998.

     The Company has experienced substantial growth in retail sales in recent years. From 1994 to 1998, the Company's retail sales grew from $884.1 million to $1.64 billion, representing a compound annual growth rate of 17%.

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

HISTORY AND ORGANIZATION

     The Company began operations in February 1980 as a California limited partnership and operated in that form through December 1985, with the exception of an interim period from October 1981 through August 1983 when the business was operated through a California corporation. In January 1986, the Company's business was transferred from the California limited partnership to its corporate general partner, Herbalife International of America, Inc. ("Herbalife of America"). In November 1986, Herbalife of America was acquired in a stock-for-stock reorganization by Sage Court Ventures, Inc. ("Sage Court"). As a result of the acquisition, Herbalife of America became a wholly owned subsidiary of Sage Court and the former stockholders of Herbalife of America acquired a controlling interest in Sage Court. Sage Court's name was formally changed to Herbalife International, Inc. in December 1986.

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

     Herbalife International, Inc. operates through 42 domestic and foreign subsidiaries, virtually all of which are wholly owned. Except as the context otherwise requires, references to "Herbalife" and the "Company" include Herbalife International, Inc. and its operating subsidiaries.

EXECUTIVE OFFICES

     The Company's executive offices are located at 1800 Century Park East, Los Angeles, California 90067. The Company's telephone number is (310) 410-9600.

GROWTH STRATEGY

     The Company plans to continue capitalizing on its strong operating platform and intends to pursue a growth strategy comprised of the following four principal elements:

     Expand Product Offerings and Develop New Product Lines. The Company is committed to expanding its product line by developing and offering new products and introducing existing products into markets where they are not currently offered. The timely introduction of new, high quality products creates sales opportunities for distributors, and also serves to generate enthusiasm among distributors and provide them with additional promotional opportunities to sell other Company products. During 1998, the Company introduced 38 new products (exclusive of flavor and color variations).

     Revitalize Sales in Certain Existing Markets. In order to increase sales in markets, such as France, Germany, Italy and Spain, that had experienced a leveling off or decline in sales, management implemented several revitalization initiatives. These initiatives include extensive training and motivational programs, appointment of regional planning and strategy groups that include senior distributors, enhanced government relations, introduction of new products, and establishment of distributor sales centers. The Company believes that these initiatives favorably impact operations and are partly responsible for the strong sales growth in Italy and Germany during 1998. The Company will continue to deploy these initiatives in an effort to provide a platform for renewed growth.

     Expand Into New Markets. The opening of new markets is an important component of the Company's business strategy. From January 1, 1994 through December 31, 1998, the Company has commenced operations in 26 new countries, consisting of five in Asia/Pacific Rim, 16 in Europe and five in The Americas. During 1998, these countries contributed $385 million of retail sales, representing 23% of the Company's total retail sales. The Company believes there are numerous additional markets in which its network marketing system and products should prove successful. In 1998, the Company opened six new markets, Turkey, Botswana, Lesotho, Namibia, Swaziland and Indonesia and plans to open India, Iceland and the Slovak Republic in 1999, together with Jamaica, which just opened. Additional new markets currently under consideration include China, Colombia, Ecuador and Morocco. The Company evaluates these and other new markets based, in part, on the Company's ability to create a distributor base in potential markets. In determining when and where to open new markets, the Company will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Company systems are in place to support the growth.

     Enhance Sales and Motivational Training. The Company will continue to seek increased sales opportunities through its network marketing system by utilizing extensive training and motivational programs. The Company will also hold extravaganzas and other large scale events and numerous training and motivational programs worldwide. In addition, the Company will continue to offer extensive training programs through various methods of telecommunication, including broadcast faxes, pre-recorded telephone message services and live multi-lingual teleconferences on a global basis, and will seek to expand the motivational and training programming and audience of the Herbalife Broadcast Network ("HBN network"). Approximately 17,000 HBN home systems are currently in place. The Company believes distributors frequently invite other distributors and customers into their homes to view the 2 to 3 hours of HBN network programming available each week.

PRODUCT OVERVIEW

     The Company's products include weight management products, food and dietary supplements, personal care products and educational and promotional materials. The Company currently markets 132 products, exclusive of variations in product flavors and colors, reformulations of products to satisfy regulatory requirements within a particular country and similar variations of the Company's basic product line. A limited number of the Company's personal care products are classified in the United States as OTC drugs. See "-- Regulation".

     The following charts summarize the number of products offered by the Company in its principal product categories as of December 31, 1998 and retail sales information by product category during the indicated periods. Prior year numbers have been reclassified to conform with current year presentation of product classification.

                           PRODUCT SALES BY CATEGORY

                                                                  YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------------------
                                             1998                          1997                          1996
                                  ---------------------------   ---------------------------   ---------------------------
                                                  PERCENT OF                    PERCENT OF                    PERCENT OF
        PRODUCT CATEGORY                         TOTAL RETAIL                  TOTAL RETAIL                  TOTAL RETAIL
(NUMBER OF PRODUCTS IN CATEGORY)  RETAIL SALES      SALES       RETAIL SALES      SALES       RETAIL SALES      SALES
--------------------------------  ------------   ------------   ------------   ------------   ------------   ------------
                                                                   (DOLLARS IN MILLIONS)
Weight Management(20)..........     $  512.8           31.2%      $  448.9         30.1%        $  358.3         29.9%
Food and Dietary
  Supplements(34)..............        865.2           52.6%         805.8         54.1%           666.0         55.5%
Personal Care Products(78).....        198.9           12.1%         166.6         11.2%           115.4          9.6%
Literature, Promotional and
  Other........................         67.9            4.1%          69.4          4.6%            60.4          5.0%
                                    --------                      --------                      --------
          Total................     $1,644.8                      $1,490.7                      $1,200.1
                                    ========                      ========                      ========

                     NUMBER OF PRODUCTS OFFERED BY CATEGORY
                           (AS OF DECEMBER 31, 1998)

                                                                       NUMBER OF
                                                                        FOOD AND
                                                      NUMBER OF         DIETARY                       TOTAL
                                                       WEIGHT          SUPPLEMENT     NUMBER OF     NUMBER OF
                                                     MANAGEMENT         PRODUCTS    PERSONAL CARE   PRODUCTS
                                       YEAR           PRODUCTS           (34 IN       PRODUCTS       (132 IN
             COUNTRY                ENTERED(1)      (20 IN TOTAL)        TOTAL)     (78 IN TOTAL)    TOTAL)
             -------                ----------   -------------------   ----------   -------------   ---------
ASIA/PACIFIC RIM
  Australia                            1982               7                 9            50             66
  New Zealand                          1988               8                 6            49             63
  Hong Kong                            1992               5                 3            54             62
  Japan                                1993               8                 7            44             59
  Philippines                          1994               6                 1            14             21
  Taiwan                               1995               4                 1            43             48
  South Korea                          1996               4                 2            19             25
  Thailand                             1997               4                 1            28             33
  Indonesia                            1998               6                 2             0              8
EUROPE
  United Kingdom                       1983               8                10            65             83
  Israel                               1989               8                 8            24             40
  Spain                                1989               5                 4            65             74
  France                               1990               6                 3            70             79
  Germany                              1991               6                 3            64             73
  Italy                                1992               6                 4            64             74
  Portugal                             1992               6                 5            63             74
  Czech Republic                       1992               7                11            26             44
  Netherlands                          1993               7                 3            63             73
  Belgium                              1994               8                 6            66             80
  Poland                               1994               5                 4            23             32
  Denmark                              1994               6                 4            64             74
  Sweden                               1994               6                 4            63             73
  Russia                               1995              14                13            45             72
  Switzerland                          1995               4                 3            55             62
  Austria                              1995               6                 2            64             72
  Norway                               1995               5                 1            48             54
  Finland                              1995               8                 5            59             72
  South Africa                         1995               5                 4            54             63
  Greece                               1996               2                 2            61             65
  Turkey                               1998               4                 0            26             30
  Botswana                             1998               5                 4            54             63
  Lesotho                              1998               5                 4            54             63
  Namibia                              1998               5                 4            54             63
  Swaziland                            1998               5                 4            54             63
THE AMERICAS
  United States                        1980              20                34            73            127
  Canada                               1982              13                11            64             88
  Mexico                               1989               8                13            29             50
  Dominican Republic                   1994               6                 1            10             17
  Venezuela                            1994               4                 2            46             52

                                                                       NUMBER OF
                                                                        FOOD AND
                                                      NUMBER OF         DIETARY                       TOTAL
                                                       WEIGHT          SUPPLEMENT     NUMBER OF     NUMBER OF
                                                     MANAGEMENT         PRODUCTS    PERSONAL CARE   PRODUCTS
                                       YEAR           PRODUCTS           (34 IN       PRODUCTS       (132 IN
             COUNTRY                ENTERED(1)      (20 IN TOTAL)        TOTAL)     (78 IN TOTAL)    TOTAL)
             -------                ----------   -------------------   ----------   -------------   ---------
  Argentina                            1994               5                 2            33             40
  Brazil                               1995               5                 2            29             36
  Chile                                1997               4                 1            33             38

---------------
(1) Throughout the Report, "entering", "opening", "commencing operations" or "doing business" in a market or country means that the Company has obtained either regulatory approval of, or the favorable opinion of local legal counsel with respect to, its network marketing system, has obtained all requisite regulatory approvals of at least one product and has commenced sales and shipment of that product within the market or country. With respect to Japan, from 1989 through 1992, the Company operated under a licensing arrangement in Japan and reported license fees with respect thereto as revenue. Subsequently, in 1993, the Company formed a new Japanese subsidiary whose revenues were then included in the Company's results of operations. Accordingly, the Company considers Japan to have been "opened" in 1993.

     Weight Management Products. For the last three years, approximately 30% of the Company's sales were derived from the 20 weight management products that the Company markets as the Thermojetics(R) Weight-Management System. These weight management products include the following: (i) Formula 1, a protein powder in four different flavors designed as a meal replacement, (ii) the four Thermojetics(R) weight management tablets (original green, green, beige and yellow), (iii) Thermojetics(R) Herbal Concentrate, an herbal beverage blended from five natural botanicals, now offered in three different flavors and (iv) a variety of other nutritional products, such as Cell-U-Loss(R), Activated Fiber, N.R.G. (Nature's Raw Guarana), Thermo-bond(R) and Aminogen(R). In addition, the Company has introduced five new products to the Thermojetics(R) system: Chew Slim(TM) herbal diet gum, WaferFull(TM) chewable wafers, MentaBalance(TM) amino acid and herbal supplement, and CarboGuard(TM) micronutrient and herbal supplement, and Protein Bar, a protein-rich snack bar.

     Food and Dietary Supplements. The Company's food and dietary supplements include a variety of products, each containing herbs, vitamins, minerals and other natural ingredients. Such products are sold under various names, including Herbal-Aloe, Florafiber, Xtra-Cal, Herbalifeline(R), Tang Kuei Plus, Male Factor 1000(R), Schizandra Plus(R), RoseOx, Sleep Now, Herbal Calmative and A.M. Replenishing and P.M. Cleansing formula. In addition, in 1996, the Company launched its Health & Fitness Program and Bulk & Muscle Program, together with its Longetics Program designed for the needs of mature adults, which offer various products consisting of a protein drink mix, a multivitamin, mineral and herbal tablet and Cell Activator(R). In 1996, the Company also introduced products designed to meet the nutritional needs of children, consisting of Kindermins(R), a liquid multivitamin/herbal formula, and Dinomins(TM), a chewable vitamin tablet, and in 1998, Dinoshake, a nutritional children's drink mix.

     Personal Care Products. The Company's entire personal care product line is marketed under the name Dermajetics(R), which was initially launched in 1995. Currently, the Dermajetics(R) product line consists of the following products:
The Skin Survival Kit, consisting of a day and night moisturizer, a deep cleaning facial mask and a hydrating eye gel, all packaged in a cosmetic bag; Parfums Vitessence(TM), consisting of six eaux de toilette, three for men and three for women; Man and Woman fragrances; Nature's Mirror(R), consisting of a cleanser, toner and moisturizer for each of three different skin types and four specialty care products; Good Hair Day, consisting of seven hair care products; Ocean Currents(R), consisting of five bath products; Acne treatment system consisting of four products; Aroma Vie(R), consisting of three aromatic soaps and oils; and other specialty personal care products, including Herbal Aloe Gel and Lotion, Soothing Spray, Cleansing Bars, and Body Wash, Super APR (Arthritis Pain Relief), a suncare line and Body Buffing and Toning Cream, and Dinokids, a children's line consisting of four products. In addition, during 1998 the Company introduced a new line of color cosmetics in Russia. The Company intends to launch the color cosmetics line in Europe and the United States in 1999.

     Educational and Promotional Materials. The Company also sells distributor kits, which an individual must purchase (at a worldwide average cost of approximately $83 per kit) in order to become a distributor of the Company, as well as other educational and promotional materials. Such materials include sales aids, informational videotapes and cassette recordings. Sales of distributor kits are not subject to distributor allowances (i.e., the Company receives the entire retail sales amount from the sale of distributor kits).

     Product Manufacturing and Development. The Company expands its product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, the Company's executives, staffs and consultants and outside parties. In advance of introducing products into its markets, local counsel and other representatives retained by the Company investigate product formulation matters as they relate to regulatory compliance and other issues. The Company's products are then reformulated to suit both the regulatory and marketing requirements of the particular market. See "-- Regulation."

     All of the Company's products are manufactured by outside companies. Raven Industries ("Raven") currently manufactures most of the Company's powder products, and D&F Industries ("D&F") currently supplies most of the Company's tablet and capsule products. For a number of years prior to 1998, the Company was subject to requirements contracts with each of Raven, D&F and Dynamic Products, Inc. ("Dynamic") pursuant to which the Company agreed to purchase all of its requirements of powder products from Raven and all of its requirements of tablet, capsule and certain other products from Dynamic or D&F, to the extent each such manufacturer was capable of manufacturing such products. In 1996, 1997 and 1998, aggregate purchases by the Company from Raven and D&F represented a majority of the Company's product purchases. In September 1997, the Company entered into new three-year agreements with Raven, D&F and Dynamic, pursuant to which revised pricing and other provisions became effective on January 12, 1998. The new contracts provide, among other things, the ability for the Company to source and develop products with other third party manufacturers, subject to minimum percentage purchase and other requirements for nutritional supplement, and a small number of non-nutritional supplement, products falling into specified product categories. As a result, and because the new contracts confirm the Company's ownership of product formulations for substantially all of the Company's nutritional products, the Company has the capacity, and in the future may seek, to "second source" particular nutritional supplement products with multiple manufacturers. In addition, a number of the Company's new products, such as WaferFull(TM) and Chew Slim(TM) weight management products are being manufactured for the Company by new manufacturers. Increasingly, the Company's in-house staff has been conducting product research and development and product formulation. However, the Company has historically relied on Raven and D&F for these services, and will continue to do so, albeit to a lesser extent, in the future.

     The Company's ability to enter new markets and sustain satisfactory levels of sales in each market has been in the past and is likely to continue to be dependent in significant part upon its own ability and the ability of its manufacturers, including Raven and D&F, to develop new products and reformulate existing products for introduction into the Company's markets. Beginning in 1997, the Company has significantly expanded its in-house product research and development and product formulation staffs, which now consist of several employees of the Company who are increasingly involved in such activities. With the transition in the Company's relationship with Raven and D&F from exclusive to non-exclusive contracts, there can be no assurance that the Company will seek or continue to obtain the same amount or quality of product research, development or formulation services from Raven and D&F that it has received in the past. While the Company expects to obtain similar such services from in-house personnel and alternative manufacturers in the future, there can be no assurance that there will not be some disruption in the Company's business from time to time as these support services begin to be provided internally or by alternative manufacturers.

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

     Product Return and Buy-Back Policies. All of the Company's products include a customer satisfaction guarantee. Within 30 days of purchase, any customer who is not satisfied with an Herbalife product for any reason may return it or any unused portion to the distributor from whom it was purchased for a full refund from the distributor or credit toward purchase of another Herbalife product. Distributors may obtain replacements from the Company for products returned to them by consumers if they return such products to the Company on a timely basis. In addition, in most jurisdictions, the Company maintains a buy-back program pursuant to which it will repurchase products sold to a distributor provided that the distributor resigns as a Company distributor, returns the product in marketable condition within twelve months of original purchase and meets certain documentation and other requirements. The Company believes this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing systems. See "Regulation -- Network Marketing System." Historically, product returns and buy-backs have not been significant, averaging 0.8% of annual retail sales during the last five years.

     Recent Regulatory Developments. The development and marketing of the Thermojetics(R) weight management tablets (original green, green, beige and yellow) and other products in the Thermojetics(R) line have contributed significantly to the Company's retail sales. One of the ingredients in the Thermojetics(R) original green herbal tablet is a Chinese herb, Ma Huang, which contains naturally occurring ephedrine in small quantities. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers the Thermojetics(R) original green herbal tablet only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing natural sources of ephedrine that are claimed to produce certain effects (none of which are claimed by the Company's product). On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would include prohibitions against dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit such products to contain any other stimulant, diuretic or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also include prohibitions against certain claims of suitability for weight loss and other uses or benefits. However, no final regulation has been issued to date. There can be no assurance as to the final form of any new FDA regulations or that the FDA will not seek to impose additional regulations, possibly prohibiting, limiting potencies or placing other restrictions on the sale of such products, or the impact, if any, of any such regulations or actions on the Company. In addition, in September 1997 the FDA issued regulations governing the labeling and marketing of dietary supplement products. The Company was required to revise a substantial number of its product labels to reflect the new requirements prior to the March 23, 1999 effective date. The Company does not expect the cost or impact of such actions to be material.

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

     The Company is aware that, in certain of its international markets, there has been recent adverse publicity concerning products that contain substances generally referred to as "genetically modified organisms" ("GMOs"). In some markets, the possibility of health risks thought to be associated with GMOs has prompted proposed or actual governmental regulation. A number of the Company's products contain substances that would or might be classified as GMOs. The Company cannot anticipate the extent to which regulations in its markets will restrict the use of GMOs in its products or the impact of such regulations on the

Company's business in those markets. In response to any applicable regulations, the Company would, where practicable, attempt to reformulate its products to satisfy such regulations, and the Company believes, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on the Company or its business. However, because publicity and governmental scrutiny of GMOs is a relatively new and evolving area, there can be no assurance in this regard.

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

     Distributors' earnings are derived from several sources. First, distributors may earn profits by purchasing the Company's products at wholesale prices (which are discounted 25% to 50% from suggested retail prices depending on the distributor's level within the Company's distributor network) and selling the Company's products to retail customers at retail prices. Second, distributors may earn profits by selling products to distributors within their downline organization who receive a lower discount percentage than the selling distributor. Third, distributors who sponsor other distributors and establish their own downline organizations may earn royalties of 1% to 5% on product sales on each of up to three downline supervisor levels and production bonuses of 2% to 6% on product sales within their downline organizations upon becoming a qualifying "TAB Team" member (up to 7% for President Team members beginning February 1, 1999). Combining these sources of earnings and including participation in the President's Team bonus (as described below), the Company's total "pay-out" in 1998 on products subject to distributor royalty overrides is approximately 72% (73% beginning February 1, 1999) of the Company's suggested retail sale price (i.e. 50% distributor allowance plus up to 22% (23% beginning February 1, 1999) of suggested retail sales prices in royalty overrides and similar bonuses, before reflecting a 6% handling fee (7% beginning February 1, 1999) charged to distributors by the Company).

     Distributors earn the right to receive royalties upon attaining the level of supervisor and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a distributor becomes a supervisor, he or she has an incentive to qualify (by earning specified amounts of royalties) as a member of the Global Expansion Team, the Millionaire Team or the President's Team and thereby receive production bonuses (2%, 4% and 6% through January 31, 1999 and up to 7% beginning February 1, 1999). The Company believes that the right of distributors to earn royalties and production bonuses contributes significantly to the Company's ability to retain its most productive distributors.

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

     The following table sets forth the approximate number of the Company's supervisors at the dates indicated:

                                                     FEBRUARY 28,*
                                     ---------------------------------------------
                                      1999      1998      1997      1996     1995
                                     -------   -------   -------   ------   ------
Approximate Number of
  Supervisors......................  147,000   139,000   115,000   99,000   90,000

---------------

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

     The Company also has two compensation and incentive programs designed to motivate distributors at both the most senior and junior levels within the Company's distributor network. The Company's most senior distributors consist of approximately 397 distributors (as of December 31, 1998) who comprise the President's Team and who work closely with Mark Hughes, CEO and President of the Company, to develop and implement new initiatives and strategies for increasing sales and distributor productivity throughout the Company's entire distributor organization. Qualifying President Team members have the opportunity to participate in the President's Bonus, which for 1998 consists of a total available awards package of one percent of the Company's 1998 total product retail sales, or approximately $15.7 million. The distribution of the President's Bonus is determined by Mark Hughes and is based in part upon each President Team member's participation in corporate-sponsored training and motivational events. In this manner, the Company attempts to involve its most senior distributors in the development and growth of the Company in order to support the sales, training, motivation and strategic planning efforts of Mark Hughes. In addition to these programs, the Company periodically offers a variety of special promotions related to particular products or sales periods, involving special cash bonuses and other awards, such as Get-A-Way vacations.

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

                                                      RETAIL SALES BY COUNTRY
                                                 TOTAL RETAIL SALES (IN THOUSANDS)
                         YEAR      --------------------------------------------------------------
      COUNTRY(1)        ENTERED       1998          1997          1996         1995        1994
      ----------        -------    ----------    ----------    ----------    --------    --------
Australia.............   1982      $   17,028    $   20,644    $   24,059    $ 30,803    $ 29,155
New Zealand...........   1988           1,757         1,802         1,799       2,535       3,206
Hong Kong.............   1992          34,709        21,808        11,698      10,783       5,323
Japan.................   1993         547,653       525,738       311,117      81,730      18,759
Philippines...........   1994           1,215         1,264         1,935      13,219          80
Taiwan................   1995          44,503        47,644        26,226       4,424
South Korea...........   1996          30,928        14,631         1,951
Thailand..............   1997           8,865         9,907
Indonesia(5)..........   1998           4,018
                                   ----------    ----------    ----------    --------    --------
ASIA/PACIFIC RIM:.....             $  690,676    $  643,438    $  378,785    $143,494    $ 56,523
                                   ----------    ----------    ----------    --------    --------
United Kingdom........   1983      $   13,794    $   11,833    $   12,487    $ 15,296    $ 30,769
Israel................   1989           7,076         8,132         8,419      30,133      73,278
Spain.................   1989          10,681         9,371         9,792      15,730      30,733
France................   1990          15,523        12,913        12,379      13,129      46,968
Germany...............   1991          55,492        44,059        54,340     115,555     159,482
Italy.................   1992          99,185        65,026        54,449      56,687      72,009
Portugal..............   1992           5,182         3,545         3,097       8,934      11,073
Czech Republic........   1992          20,153        14,758        13,733      15,112      24,423
Netherlands...........   1993          21,095        18,188        15,248      18,237      17,581
Belgium...............   1994           2,484         2,310         2,370       3,775       1,965
Poland................   1994          13,917        13,883        16,218       6,238         792
Denmark...............   1994           5,827         4,699         3,747      11,263       2,377
Sweden................   1994          19,269        21,061        16,488      17,845       1,799
Russia(3).............   1995          96,661       157,819       142,078      29,593
Switzerland...........   1995          28,379        17,315        14,412       4,911
Austria...............   1995          13,434        10,076         7,385       3,134
Norway................   1995          17,458        14,822         8,279         367
Finland...............   1995           9,559         9,073        14,702         300
South Africa(4).......   1995          19,915        13,337        21,497       7,707
Greece................   1996           2,224           898           227
Turkey(5).............   1998           5,431
Botswana(4)(5)........   1998              64
Lesotho(4)(5).........   1998              40
Namibia(4)(5).........   1998             250
Swaziland(4)(5).......   1998               5
                                   ----------    ----------    ----------    --------    --------
EUROPE:...............             $  483,098    $  453,118    $  431,347    $373,946    $473,249
                                   ----------    ----------    ----------    --------    --------
United States.........   1980      $  364,459    $  298,661    $  279,596    $333,595    $294,987
Canada................   1982          21,269        17,452        13,848      12,042      10,789
Mexico................   1989          24,404        15,973        11,590      15,125      25,422
Dominican Republic
  (2).................   1994              68           127            33         101       2,500
Venezuela.............   1994           5,464         3,667         5,568      11,152       1,527
Argentina.............   1994           6,161         4,784         3,185      10,006      19,061
Brazil................   1995          45,835        50,094        76,192      24,183
Chile.................   1997           3,403         3,379
                                   ----------    ----------    ----------    --------    --------
THE AMERICAS:.........             $  471,063    $  394,137    $  390,012    $406,204    $354,286
                                   ----------    ----------    ----------    --------    --------
TOTAL RETAIL SALES....             $1,644,837    $1,490,693    $1,200,144    $923,644    $884,058
                                   ==========    ==========    ==========    ========    ========

---------------
(1) The Company records sales data based on the country from which distributor orders are shipped by the Company. Sales by distributors to other distributors or retail consumers may occur in other countries, although such sales generally violate geographic limitations imposed by the Company on product sales.

(2) Sales in the Dominican Republic are shipped from the United States.

(3) The Company operates through various import/export companies located in Russia to conduct transactions in the Company's products with Russian distributors.

(4) South African, Botswana, Lesotho, Namibia and Swaziland sales are included in the European region.

(5) The Company initiated operations in Turkey and Indonesia in the first and third quarters of 1998, respectively. Botswana, Lesotho, Namibia and Swaziland were all initiated in the fourth quarter of 1998.

     Geographic Sales Trends. The opening of new markets is an important component of the Company's business strategy. From January 1, 1994 through December 31, 1998, the Company commenced operations in 26 new countries. In 1998, these countries contributed $385 million of retail sales, representing 23% of the Company's total retail sales. Consistent with its growth strategy, the Company opened markets in Turkey, Indonesia, Botswana, Lesotho, Namibia and Swaziland in 1998 and plans to open India, Iceland and the Slovak Republic in 1999, together with Jamaica, which just opened. Additional new markets currently under consideration include China, Morocco, Colombia and Ecuador.

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

     Another significant factor contributing to such sales declines is the adverse publicity that sometimes arises when the Company experiences rapid growth within a market, thus drawing the attention of the media and the Company's competitors. The Company believes such unfavorable press reports are generally based upon a lack of familiarity with the Company and its network marketing system and often originate from competitive forces in the local market. For instance, in France in late 1994 through 1995, certain reports erroneously alleged that the Company was in some manner affiliated with a disfavored religious group. In other cases, including a situation in France that resulted in the arrest of certain Herbalife distributors, adverse publicity has arisen from allegations of tax improprieties, which typically occur when a country applies its tax laws for the first time to a sales and distribution system that is relatively new to that country, as is often the case with the Company's network marketing system. See "-- Regulation -- Transfer Pricing and Similar Regulations." The effect of occasional adverse publicity has at times also led to increased regulatory scrutiny in certain countries, which may also have an adverse effect on sales. For example, during the third quarter of 1995, the Company received inquiries from certain governmental agencies within Germany and Portugal related to the Company's product, Thermojetics(R) Instant Herbal Beverage. The inquiries related to the caffeine content of the product and the status of the product as an "instant tea," which was disfavored by the regulators, versus a "beverage." The sale of this product in these countries was subsequently suspended by the Company at the request of the regulators. The Company may in the future attempt to reintroduce the product as a "beverage" in one or both of these markets.

     Management continually seeks to revitalize sales in markets, such as France, Germany and Spain, that have experienced an initial period of growth followed by a leveling off or decline in sales, including by providing extensive training and motivational program support to distributors. In addition, the Company has created regional planning and strategy groups that include senior members of the Company's distributor base, increased focus and budgets for governmental relations and hired additional distributor support representatives. The Company also seeks to introduce annually in each targeted market additional products not previously offered. In certain markets, the Company has enhanced its presence and visibility by opening new, more attractive and conveniently located distributor sales centers. The Company believes that these initiatives favorably impact operations and the Company will continue to deploy these initiatives in an effort to provide a platform for renewed growth.

     Asia/Pacific Rim. Retail sales in Asia/Pacific Rim increased $47.2 million or 7.3% during 1998 as compared to the prior year. The increase resulted from strong retail sales in Japan, Hong Kong and South Korea. South Korea and Hong Kong increased retail sales to $30.9 million and $34.7 million, respectively, representing a 111% and 59% increase over 1997. In Japan retail sales increased 4% to $547.7 million. Retail sales in other Asia/Pacific Rim countries decreased 5% or $3.9 million compared to 1997.

     Europe. Retail sales in Europe increased $30.0 million or 6.6% in 1998 as compared to the prior year. Within the region, retail sales in Italy increased 53% to $99.2 million, Germany increased 26% to $55.5 million and Switzerland increased 64% to $28.4 million. These gains were offset by a weakening in Russia where retail sales decreased 39% to $96.7 million. During the 1998 third and fourth quarters, retail sales in Russia decreased by 61% and 87%, respectively, compared to the corresponding quarters in 1997. Excluding Russia, retail sales in Europe increased 31%.

     The Americas. Retail sales in the Americas increased $76.9 million, or 19.5% in 1998 as compared to the prior year. The increase in retail sales primarily resulted from retail sales increases in the United States, Canada and Mexico of $65.8 million, $3.8 million and $8.4 million, respectively. Partially offsetting these increases was a decline in Brazil of $4.3 million, or 9%.

     The Company is exposed to risks associated with the current economic and currency crises in Russia, Brazil and parts of Asia. Because of the significance of these markets, a sustained economic slowdown and/or currency crisis could have a material adverse impact on the Company's business. It is not possible for the Company to predict the future economic climate in these markets.

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

     Where regulatory approval in a foreign market is required, the Company's local counsel work with regulatory agencies to confirm that all of the ingredients of the Company's products are permissible within the new market. During the regulatory compliance process, the Company may alter the formulation, packaging or labeling of its products to conform to applicable regulations as well as local variations in customs and consumer habits, and the Company may modify certain aspects of it network marketing system as necessary to comply with applicable regulations. Where reformulations of the Company's principal weight management products are required, the Company has historically found substitute or replacement ingredients to be readily available, although there can be no assurance in this regard in the future. Where regulatory approval in a foreign market is not required, the Company obtains the favorable opinion of local counsel as to compliance with all applicable regulations. See
"-- Regulation."

     Following completion of the regulatory compliance phase, the Company undertakes the steps necessary to meet the operational requirements of the new market. The Company has recently developed a centralized distribution and telephone ordering system. In the majority of its new markets, the Company establishes a storefront sales center in one or more major cities and provides for product purchases by telephone. Product is shipped to the purchaser from a warehouse located in the general geographic region. In addition, the Company initiates plans to satisfy the inventory, personnel and transportation requirements of the new market, and the Company modifies its distributor manuals, cassette recordings, video cassettes and other training materials as necessary to be suitable for the new market. In certain instances where the Company has achieved rapid sales growth in a new market, such as in Japan, the Company has experienced inventory shortages as a result of the large demand for the Company's products.

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

PRODUCT DISTRIBUTION

     The Company's weight management products, food and dietary supplements and some personal care products are distributed to foreign markets either from the facilities of the Company's manufacturers or from the Company's Los Angeles distribution center. Products are distributed in the United States market from the Los Angeles distribution center or from the Company's Memphis distribution center. Products are generally transported by cargo ship or plane to the Company's international markets and are warehoused in either one of the Company's foreign distribution centers or a contracted third party warehouse and distribution center. After arrival of the products in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. The Company's Dermajetics(R) personal care products are predominantly manufactured in Europe and the United States. The products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by ship or plane to other international markets occurs. The Company's new line of color cosmetics products are being manufactured in Italy and Germany.

     Beginning in 1996 and continuing in 1997 and 1998, the Company undertook the process of reconfiguring its European product distribution system. As a part of this process, the Company has reduced the number of European warehousing facilities from nine to five and has opened new distribution sales centers. These sales service centers are conveniently located and attractively designed in order to encourage local distributors to meet and network with each other and learn more about Herbalife's products, marketing system and upcoming events. In addition, the Company has opened a central sales ordering facility in the United Kingdom for answering and processing telephone orders from other European countries. Operators at this center are capable of conversing in 17 different languages. As part of this reconfiguration, the Company also implemented a new inventory management system and established a new centralized warehouse facility in Venrey, Netherlands. Management anticipates that the reconfigured European distribution system, featuring centralized distribution and telephone ordering systems coupled with convenient storefront distributor service centers, will be the model for developing distribution and distributor service systems in other regions of the world.

MANAGEMENT INFORMATION AND TELECOMMUNICATIONS SYSTEMS

     In order to facilitate its continued growth and support distributor activities, the Company continually upgrades its management information and telecommunications systems. These systems include, among other things: (i) a centralized host computer located in the Company's Inglewood, California Operations Center, which is linked to Herbalife's international markets through a dedicated wide area network that provides on-line, real-time computer connectivity and access;
(ii) local area networks of personal computers within Herbalife's markets, serving the Company's regional administrative staffs; (iii) an international e-mail system through which Herbalife employees communicate; (iv) a standardized Northern Telecom Meridian telecommunications system connecting all of the Company's markets; and (v) an inventory management system that has been installed in the U.S., Japan and in most other significant distribution centers. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, royalty payment processing and inventory management and detailed distributor records. During 1996, 1997 and 1998, the Company has invested in excess of $23 million to enhance its computer and telecommunications systems. Additional significant expenditures, including those to address computer system upgrades and Year 2000 compliance, are planned for the next several years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, the Company believes, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make certain types of statements on dietary supplements, including certain product performance claims, must have substantiation that such statements are truthful and not misleading.

     The majority of the products marketed by the Company are classified as dietary supplements under the FFDCA. In addition, the adoption of new regulations in the United States or in any of the Company's international markets, or changes in the interpretation of existing regulations, could have a material adverse effect on the Company. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover: 1) the identification of dietary supplements and their nutrition and ingredient labeling; 2) the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support; 3) labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made;
4) notification procedures for statements on dietary supplements; and 5) premarket notification requirements for new dietary ingredients in dietary supplements. The notification procedures became effective in November 1997, while the new labeling requirements became effective in March 1999. The Company was required to revise a substantial number of its product labels by the effective date. The Company does not expect the cost or impact of such actions to be material. In addition, the Company is required to continue its ongoing program of securing substantiation of its product performance claims and of notifying the FDA of certain types of performance claims made for its products. On various occasions, the FDA has objected to certain proposed performance claims by way of "courtesy letters" to the Company. Generally, the Company has revised its product claims to reflect the FDA's comments.

     In addition, in certain markets, including the United States, claims made with respect to weight management, dietary supplement, personal care or other products of the Company may change the regulatory status of the products. In the U.S., for example, it is possible that the FDA could take the position that claims made for certain of the Company's products place those products within the scope of an FDA "over-the counter" (OTC) drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. A limited number of the products sold by the Company are labeled as OTC monograph drugs, and the Company believes that it is in compliance with the applicable monographs. In the event that the FDA asserted that product claims for other products caused them to fall within the scope of OTC monographs, the Company would be required either to comply with the applicable monographs or change the claims made in connection with the products. There can be no assurance that the Company could do so effectively, or that any such changes would not adversely affect sales and marketing of an affected product. The Company's substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in the Company's products.

     As a marketer of food and dietary supplements and other products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, one of the ingredients in the Thermojetics(R) original green herbal tablet is a Chinese herb, Ma Huang, which contains naturally occurring ephedrine in small quantities. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers the Thermojetics(R) original green herbal tablet only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). In response to potential federal regulatory proposals that may have affected the sale of the Thermojetics(R) original green tablets in the United States, the Company suspended sales of the product for approximately three months commencing in July 1995 and introduced a reformulated herbal green tablet that did not contain Ma Huang. When no such regulations were proposed or issued at that time, the Company renewed sales of Thermojetics(R) original green herbal tablets in the United States in October 1995 (except in certain states in which regulations may prohibit or restrict the sale of such product). During the three-month suspension period, the Company did not experience a material change in the level of sales of the reformulated Thermojetics(R) green tablets versus sales of the Thermojetics(R) original green tablets in the recently preceding months. However, it is possible that a longer suspension period could have resulted in a decrease in sales of the reformulated Thermojetics(R) green tablets or other products within the Thermojetics(R) Weight Management System (even though such products do not contain Ma Huang). The Thermojetics(R) green tablets accounted for approximately 2% of retail sales in 1997 and 1998, although the marketing of the Thermojetics(R) weight management tablets (original green, green, beige and yellow) and other products in the Thermojetics(R) line have contributed significantly to the Company's retail sales. The Company also previously offered the Thermojetics(R) original green herbal tablet in Canada but, in response to Canadian marketing issues and regulatory concerns, the Company suspended sales of the product in February 1994.

     The FDA has on record a small number of reports of adverse reactions allegedly resulting from the ingestion of Ma Huang contained in the Company's Thermojetics(R) original green tablet. The Company has not received any communications from the FDA with respect to these reports. However, many other companies manufacture products containing various amounts of Ma Huang and the FDA has on record hundreds of reports of adverse reactions to these products. The Company is a defendant in two legal actions by individuals claiming that ingestion of Thermojetics(R) original green tablets caused them to suffer medical problems. The Company believes that it has substantial defenses to these actions and that the matters are not material. On April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis and death. The Company does not market its Ma Huang product with any of these claims. On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would prohibit dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit such products to contain any other stimulant, diuretic, or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also require a warning not to take the product for more than seven days, and would prohibit the supplements from being represented, either expressly or implicitly, as being suitable for long-term uses, such as for weight loss or body building. Similarly, claims for increased energy, increased mental concentration, or enhanced well-being that encourage the consumer to take more of the product to achieve more of the purported effect would be required to be accompanied by a warning stating that taking more than the recommended serving may cause a heart attack, stroke, seizure, or death.

     Although tests performed by an independent laboratory indicate that the Company's original green Thermojetics(R) product contains less than the eight milligrams of ephedrine alkaloids per serving permitted under the FDA proposal, the Company is reviewing the possible impact of the FDA proposal, if it is finalized in its current form, upon the Company's continued marketing of its Thermojetics(R) original green tablet. In response to the proposal, or to a final regulation which is substantially similar to the proposal, the Company may be required to: (i) withdraw or reformulate its product with reduced ephedrine levels, or with a substitute for Ma Huang, (ii) relabel its product with different warnings or revised directions for use, (iii) not make certain statements, possibly including weight loss, with respect to any product containing Ma Huang and/or (iv) withdraw its product from the weight management program and reposition it in a different category. Even in the absence of an FDA final regulation, the Company may elect to reformulate and/or relabel its product containing Ma Huang. While the Company believes that its Ma Huang product could be reformulated and relabeled, there can be no assurance in that regard or that reformulation and/or relabeling would not have an adverse effect on sales of such product or related products within the Thermojetics(R) Weight Management Program, even though such products do not contain Ma Huang. During 1998 and 1997 the Company's weight management products contributed 31.2% and 30.1%, respectively, of total sales.

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

     The FTC, which exercises jurisdiction over the advertising of all the Company's products, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which are utilized by the Company. While the Company has not been the target of FTC enforcement action for the advertising of its products, there can be no assurance that the FTC will not question the Company's advertising or other operations in the future. In November of 1998 the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law which it administers to dietary supplements advertisements. It is unclear whether the FTC will subject such advertisements, including those of the Company, to increased surveillance to ensure compliance with the principles set forth in the guide.

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

     The Company is unable to predict the nature of any future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and additional scientific substantiation regarding product ingredients, safety or usefulness. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition. All of the officers and directors of the Company are subject to a permanent injunction entered in October 1986 pursuant to the settlement of an action instituted by the California Attorney General, the State Health Director and the Santa Cruz County District Attorney. The Company consented to the entry of this injunction without in any way admitting the allegations of the complaint. The injunction prevents the Company and such officers and directors from making certain specified claims in future advertising of the Company's products and requires the Company to implement certain documentation systems with respect to payments to the Company's distributors. At the same time, the injunction does not prevent the Company from continuing to make certain specified claims concerning its products which have been and are being made, provided that it has a reasonable basis for making such claims.

     The Company is aware that, in certain of its international markets, there has been recent adverse publicity concerning products that contain substances generally referred to as "genetically modified orga-nisms" ("GMOs"). In some markets, the possibility of health risks thought to be associated with GMOs has prompted proposed or actual governmental regulation. A number of the Company's products contain substances that would or might be classified as GMOs. The Company cannot anticipate the extent to which regulations in its markets will restrict the use of GMOs in its products or the impact of such regulations on the Company's business in those markets. In response to any applicable regulations, the Company would, where practicable, attempt to reformulate its products to satisfy such regulations, and the Company believes, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on the Company or its business. However, because publicity and governmental scrutiny of GMOs is a relatively new and evolving area, there can be no assurance in this regard.

     Network Marketing System. The Company's network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers and that advancement within such organizations be based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn royalties on sales generated by distributors that were not directly sponsored by the distributor. Where required by law, the Company obtains regulatory approval of its network marketing system or, where such approval is not required, the favorable opinion of local counsel as to regulatory compliance. However, the Company remains subject to the risk that, in one or more of its markets, its marketing system could be found not to be in compliance with applicable regulations. Failure by the Company to comply with these regulations could have a material adverse effect on the Company in a particular market or in general. See "-- Product Distribution."

     The Company is also subject to the risk of private party challenges to the legality of its network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. ("Omnitrition") was challenged in a class action by certain Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. The Company was recently named as a defendant in a case that, among other things, attempts to challenge the legality of the Company's marketing system on similar grounds. See "Legal Proceedings." The Company believes that its network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between the Company's marketing system and that described in the Omnitrition case. Further, it is an ongoing part of the Company's business to monitor and respond to regulatory and legal developments, including those that may affect its network marketing system. However, the regulatory requirements concerning network marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to the Company's network marketing system could have a material adverse effect on the Company. Among other things, such a determination could require the Company to make modifications to its network marketing system, result in negative publicity or have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving the Company, could have a material adverse effect on the Company.

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

     While the Company believes it is in substantial compliance with all applicable regulations and restrictions, it is subject to the risk that foreign governmental authorities could audit its transfer pricing and related practices and asserts that additional taxes are owed. For example, the Company is currently subject to pending or proposed audits which are at various levels of review, assessment or appeal in a number of foreign jurisdictions, including Italy and France, involving transfer pricing issues, income taxes, value added taxes, withholding taxes and related interest and penalties in material amounts. In certain circumstances, additional taxes, interest and penalties have been assessed, and the Company will be required to litigate to reverse the assessments. In addition, Italian criminal tax proceedings are pending against the former managing director of the Company's Italian subsidiary in his capacity as such with respect to certain tax issues affecting the Company (and not affecting distributors or the taxation of distributors). The Company has been advised by its Italian tax counsel that referral of tax charges to criminal authorities in Italy is a relatively common procedure (pursuant to statutory provisions requiring referral of specific types of claims based upon the amounts thereof) and in any event believes that the Company has strong defenses to the charges. None of the pending or proposed audits, assessments or litigation is expected to have a material adverse effect on the Company. However, ultimate resolution of these matters may take several years and the outcome is uncertain.

     In the event that such audits or assessments are concluded adversely to the Company, the Company believes that it may be able to offset or mitigate the consolidated effect of foreign tax assessments through the use of U.S. foreign tax credits. Currently, the foreign tax credits are being fully utilized, so that additional such credits might not be usable to offset current taxes. Further, because the laws and regulations governing U.S. foreign tax credits are complex and depend, among other things, on tax treaties with foreign nations in addition to U.S. tax laws, there can be no assurance that the Company would in fact be able to take advantage of any such foreign tax credits in the future.

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

     In order to comply with regulations that apply to both the Company and its distributors, the Company conducts considerable research into the applicable regulatory framework (typically, with the assistance of local legal counsel and other representatives) prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on the Company's operations in that market. The Company devotes substantial resources to obtaining such licenses and approvals and bringing its operations into compliance with such limitations. The Company also researches laws applicable to distributor operations and revises or alters its distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing and distributing the Company's products and similar matters, as required by applicable regulations in each market. The Company, however, is unable to monitor its supervisors and distributors effectively to ensure that they refrain from distributing the Company's products in countries where the Company has not commenced operations, and the Company does not devote significant resources to such monitoring.

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

     It is an ongoing part of the Company's business to anticipate and respond to such new and changing regulations and make corresponding changes in the Company's operations to the extent practicable. In furtherance of these efforts, in 1994 the Company formed its Government Relations Group, currently consisting of 14 employees, and in 1995 created the position of Chief International Counsel. The Company has budgeted approximately $6.1 million to government relations activities worldwide for 1999. The Company's Government Relations Group and international legal personnel seek to establish relationships with regulators and community leaders in both new and existing markets and strive to ensure that the Company's products and network marketing system comply with regulatory requirements. However, while the Company devotes considerable resources to maintaining its compliance with regulatory constraints in each of its markets, there can be no assurance that the Company would be found to be in full compliance with applicable regulations in all of its markets at any given time or that the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that the Company's operations are not in full compliance. Such assertions or the effect of adverse regulations in one market could negatively affect the Company in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. Such assertions could have a material adverse effect on the Company in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in the Company's operations that would be necessitated to maintain compliance, such changes could result in the Company experiencing a material reduction in sales in such market or determining to exit such market altogether. In such event, the Company would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets, but there can be no assurance that such transition would not have an adverse effect on the Company's business and results of operations either in the short or long term.

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

EMPLOYEES

     As of December 31, 1997 and 1998, the Company had 1,459 and 1,742 full-time employees, respectively. These numbers do not include the Company's distributors, who generally are independent contractors rather than employees of the Company. The Company considers its employee relationships to be satisfactory. Except for certain employees in Mexico, none of the Company's employees is a member of any labor union, and the Company has never experienced any business interruption as a result of any labor disputes.

ITEM 2. PROPERTIES

     The Company leases all of its physical properties located in the United States. The Company's executive offices, re-located to Century City, California in February 1996, include approximately 87,000 square feet of general office space under a lease that expires in January 2006. The Company leases an aggregate of approximately 183,000 square feet of office space, computer facilities and conference rooms at the Operations Center in Inglewood, California, under a lease that expires in October 2006, and approximately 146,000 square feet of warehouse space in two separate facilities located in Los Angeles and Memphis. The Los Angeles and Memphis agreements have terms through June 2001 and August 2006, respectively. The Company also leases warehouse and office space in a majority of its other geographic areas of operation. The Company believes that its existing facilities are adequate to meet its current requirements and that comparable space is readily available at each of these locations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for such litigation matters.

     On December 16, 1998, Moshe and Dorit Miron, two Israeli distributors of the Company, filed a lawsuit in the United States District Court for the Northern District of California, in which the Company is the named defendant (the "Miron Suit"). Although the Miron Suit is in its early pleading stages and it is difficult to ascertain what causes of action the plaintiffs are attempting (or have the right) to allege against the Company, the case appears to be primarily a claim for breach of contract. In addition, the Miron Suit appears to attempt to challenge the legality of the Company's marketing system. See
"-- Regulation -- Network Marketing System." The Company believes that it has meritorious defenses to the allegations that appear to be asserted against the Company. Due to the uncertainty inherent in any litigation and the early stage of this proceeding, however, there can be no assurances that the Company will obtain a favorable resolution of the Miron Suit or that an adverse disposition of the case would not have a material adverse effect on the Company.

     Other than as disclosed herein, the Company believes that no litigation currently pending against it will have a material adverse effect on its consolidated financial position and results of operations. See
"-- Regulation -- Transfer Pricing and Similar Regulations" for a discussion of certain pending tax matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been quoted on the NASDAQ National Market System since April 21, 1992. The Old Common Stock was quoted under the symbol "HERB." As a result of the Recapitalization (including a related Class B Stock dividend), as of December 12, 1997, the Old Common Stock was effectively split into Class A Stock and the Class B Stock. The Class A Stock and the Class B Stock have been quoted on the NASDAQ National Market System under the symbols "HERBA" and "HERBB," respectively, since December 15, 1997. The table below sets forth, for the periods indicated, the high and low sales prices of the Old Common Stock, and, commencing December 15, 1997, the Class A Stock and the Class B Stock, as reported on the NASDAQ National Market System. The sales prices in the table were taken from a written summary provided to the Company by NASDAQ. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                    CLASS A STOCK     CLASS B STOCK
                                                    --------------    --------------
                                                    HIGH      LOW     HIGH      LOW
                                                    -----    -----    -----    -----
1997
  First Quarter...................................   $37 3/4  $14 3/4
  Second Quarter..................................    21 1/8   15 3/4
  Third Quarter...................................    26 1/4   14 7/8
  Fourth Quarter through December 12, 1997........    27 7/8   19 1/4
  Fourth Quarter commencing December 15, 1997.....   $24      $20 1/2  $23      $20
1998
  First Quarter...................................   $28 5/8  $19 7/16  $27 1/4  $17 3/4
  Second Quarter..................................    29       21 1/2   26 7/8   19 1/8
  Third Quarter...................................    28 1/2    8 7/8   23 7/8    6 5/8
  Fourth Quarter..................................   $15 3/16  $ 7 1/2  $12 1/8  $ 6

     As of March 1, 1999, 9,980,747 and 18,603,551 shares of the Company's Class A Stock and Class B Stock, respectively, were issued and outstanding and were held by 308 and 952 stockholders of record, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below for each of the years in the five-year period ended December 31, 1998 are derived from the audited consolidated financial statements of the Company. The selected financial and operating data should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and related notes.

                                                                YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------
                                              1998           1997           1996          1995         1994
                                          ------------   ------------   ------------   ----------   ----------
                                           (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND OTHER DATA AMOUNTS)
OPERATIONS:
Retail sales............................   $1,644,837     $1,490,693     $1,200,144     $923,644     $884,058
Less -- distributor allowances on
  product purchases.....................      778,195        708,241        568,209      434,640      417,177
                                           ----------     ----------     ----------     --------     --------
Net sales...............................      866,642        782,452        631,935      489,004      466,881
Cost of sales...........................      230,818        205,070        168,432      143,557      130,707
Royalty overrides.......................      250,905        233,883        184,669      138,940      125,820
                                           ----------     ----------     ----------     --------     --------
Gross profit............................      384,919        343,499        278,834      206,507      210,354
Marketing, distribution and
  administrative expenses...............      306,589        257,514        210,087      176,046      139,629
Restructuring expenses..................                                                   2,300
Interest income -- net..................        2,533          4,535          4,084        3,404        2,919
                                           ----------     ----------     ----------     --------     --------
Income before income taxes and minority
  interest..............................       80,863         90,520         72,831       31,565       73,644
Income taxes............................       31,132         34,850         28,040       11,837       27,616
                                           ----------     ----------     ----------     --------     --------
Income before minority interest.........       49,731         55,670         44,791       19,728       46,028
Minority interest.......................        1,233          1,003
                                           ----------     ----------     ----------     --------     --------
Net income..............................   $   48,498     $   54,667     $   44,791     $ 19,728     $ 46,028
                                           ==========     ==========     ==========     ========     ========
SHARE DATA:
Earnings per share:
Basic(1)................................   $     1.68     $     1.81     $     1.50     $   0.66     $   1.54
Diluted(1)..............................         1.60           1.72           1.43         0.65         1.50
Cash dividends per common share.........   $     0.60     $     0.60     $     0.60     $   0.74     $   0.80
FINANCIAL CONDITION:
Working capital.........................   $  120,623     $  125,986     $  109,662     $ 85,126     $ 89,825
Total assets............................      348,183        314,580        269,114      207,690      174,057
Long term obligations...................        2,357          2,666          2,306        1,779        1,014
Stockholders' equity....................      163,811        154,733        138,468      109,530      109,815
OTHER DATA:
Number of Countries.....................           42             36             34           32           24

---------------
(1) Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for 1994, 1995, 1996, 1997 and 1998 were (in thousands) 29,864; 29,904; 29,803; 30,193 and 28,897 respectively. Diluted earnings per share assumes the maximum dilutive effective of stock options using the Treasury Stock method. Common shares used in the calculation for 1994, 1995, 1996, 1997 and 1998 were (in thousands) 30,768; 30,313; 31,379;
    31,803 and 30,342 respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RECENT DEVELOPMENTS AND OUTLOOK

     The Company utilizes a worldwide network marketing system to market weight management products, food and dietary supplements and personal care products. As of December 31, 1998, the Company conducted business in 42 countries located throughout Asia/Pacific Rim, Europe and The Americas.

     The Company has reported increased annual retail sales and net sales in each year since 1988 and has reported profits for each year since 1990. See
" -- Presentation of Retail Sales." Retail sales increased from $884.1 million in 1994 to $1.64 billion in 1998, representing a compound annual growth rate of 17%.

     The Company markets its products globally. For the twelve months ended December 31, 1998, 77.8% of retail sales were attributable to markets located outside of the United States. The following summarizes the Company's retail sales by region for the time periods indicated.

                                                                       NUMBER OF
                                                                     COUNTRIES OPEN
                                    1998        1997        1996     AS OF 12/31/98
                                  --------    --------    --------   --------------
                                    (DOLLAR AMOUNTS IN MILLIONS)
Asia/Pacific Rim................  $  690.7    $  643.4    $  378.8          9
Europe..........................     483.1       453.1       431.3         25
The Americas....................     471.0       394.2       390.0          8
                                  --------    --------    --------         --
          Total Retail Sales....  $1,644.8    $1,490.7    $1,200.1         42
                                  ========    ========    ========         ==

     For the twelve months ended December 31, 1998, a relatively small number of countries accounted for a large portion of the total retail sales. Of the 42 countries in which the Company operated during the twelve months ended December 31, 1998, four countries accounted for 67% of total retail sales, which is a small decrease from 70% in 1997. The concentration of retail sales in a small number of countries is expected to make the Company's earnings in future periods more susceptible to various risks.

     In 1998, the Company experienced retail sales growth in 32 countries (including six new countries) representing an aggregate increase in retail sales of $230.3 million compared with 1997. The growth in these countries was partially offset by a $76.2 million aggregate decrease in retail sales in the remaining 10 countries in which the Company operated during both periods. Measured in local currency, 37 countries had growth in retail sales with the remaining 5 countries experiencing a decline in retail sales. As a part of the Company's growth strategy, management implements various initiatives to revitalize sales in countries where the Company has experienced a loss in retail sales.

     Subsequent to commencement of operations in 1980, the Company's network of independent distributors has grown substantially. The total number of supervisors are 147,000 as of February 28, 1999, an increase of 6% from the same date in the prior year, and a much larger number of distributors. The recent sharp decline in sales in Russia prevented a large number of Russian distributors from requalifying as supervisors. Excluding Russia, the increase in the number of supervisors from February 28, 1998 was 23%.

     Consistent with the Company's growth strategy, the Company has continued its efforts to expand its global presence by opening operations in new countries where the Company believes there is or will be demand for its products and participation in its network marketing system. From January 1, 1994 through December 31, 1998, the Company commenced operations in 26 new countries. During 1998, these countries contributed $385 million of retail sales, representing 23% of the Company's total retail sales. During 1998, the Company commenced operations in Turkey, Indonesia, Botswana, Lesotho, Namibia and Swaziland and plans to open new markets in India, Iceland and the Slovak Republic in 1999, together with Jamaica, which just opened. Additional new markets currently under consideration include China, Colombia, Morocco and Ecuador. There can be no assurance that the opening of any new markets will occur as planned or that any markets opened will generate significant retail sales.

     The Company is exposed to risks associated with foreign currency fluctuations. For instance, the Company's purchases from suppliers are generally made in U.S. dollars while its sales to distributors are generally made in local currency. Accordingly, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on the Company's results. Although the Company engages in currency hedging transactions to protect against certain risks associated with foreign currency fluctuations, there can be no assurance that such fluctuations will not have an adverse effect on the Company's results. See Item 7A -- "Quantitative and Qualitative Disclosure About Market Risks".

     The Company believes that, in certain of its markets, the opening of other new markets within the same geographic region or with the same or similar language or cultural bases has resulted in a corresponding tendency of some key distributors to focus their attention on business opportunities provided by new markets instead of developing their established downline organizations in existing markets. Additionally, in certain instances, the Company has become aware that certain sales in certain existing markets were attributable to purchasers who distributed such product in countries which had not yet been opened. When these countries were opened, such sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing market. As the Company expands its geographic coverage, the opportunity for such occurrence will decrease.

     In order to increase sales in markets, such as France, Germany, Italy and Spain, that had experienced a leveling off or decline in sales, management implemented several revitalization initiatives. These initiatives include extensive training and motivational programs, appointment of regional planning and strategy groups that include senior distributors, enhanced government relations, introduction of new products, and establishment of distributor sales centers. The Company believes that these initiatives favorably impact operations and is partly responsible for the strong sales growth in Italy and Germany during 1998. The Company will continue to deploy these initiatives in an effort to provide a platform for renewed growth.

     In recent years, the Company sought to diversify its product offerings by substantially expanding its personal care product line to include skin care, perfumes, hair care, body lotions, color cosmetics, soaps and gel products, and by expanding food and dietary supplement products. From 1996 to 1998, sales of the personal care product line increased from $115.4 million to $198.9 million, representing 9.6% and 12.1% respectively, of total retail sales. From 1996 to 1998, sales of food and dietary supplements increased from $666.0 million to $865.2 million, representing 55.5% and 52.6% respectively, of total retail sales. From 1996 to 1998, sales of the weight management product line increased from $358.3 million to $512.8 million, representing 29.9% and 31.2%, respectively, of total retail sales. The Company intends to continue expanding product offerings in the personal care, food & dietary supplements and weight management product lines throughout 1999.

PRESENTATION OF RETAIL SALES

     Throughout this report, "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales," and the Company does not monitor the actual retail prices charged for the Company's products. "Net sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts (referred to as "distributor allowances"), which total approximately 50% of suggested retail sales prices. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. Importers are utilized by the Company in some markets and, under certain circumstances, credit terms are extended. The Company's "gross profit" consists of net sales less (i) "cost of sales," consisting of the prices paid by the Company to its manufacturers for products and costs related to product shipments, foreign duties and tariffs and similar expenses, and (ii) "royalty overrides," currently consisting of (a) royalties and bonuses, which total approximately 15% and 6% (up to 7% beginning February 1, 1999), respectively, on the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (b) the President's Team Bonus payable to certain of the Company's most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (c) other one-time incentive cash bonuses to qualifying distributors. Royalty overrides, as reported in the financial statements and selected financial data appearing elsewhere herein, are net of a handling fee (6% of retail sales through January 31, 1999 and 7% beginning February 1, 1999) charged by the Company to its distributors on purchases of products from the Company.

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

1998 COMPARED TO 1997

     Retail sales for the twelve months ended December 31, 1998 increased 10.3% to $1.64 billion, as compared to retail sales of $1.49 billion in the prior year because of new product introductions, international expansion and growth in existing countries.

     Retail sales in Asia/Pacific Rim increased $47.2 million or 7.3% during 1998 as compared to the prior year. In local currency, retail sales for Asia/Pacific Rim increased 18%. The increase resulted from strong retail sales in Japan, Hong Kong and South Korea. South Korea and Hong Kong increased retail sales to $30.9 million and $34.7 million, respectively, representing a 111% and 59% increase over 1997. In Japan retail sales increased 4% to $547.7 million. Retail sales in other Asia/ Pac Rim countries decreased 5% or $3.9 million compared to 1997.

     Retail sales in Europe increased $30.0 million or 6.6% in 1998 as compared to the prior year. In local currency, retail sales for Europe increased 9%. Within the region, retail sales in Italy increased 53% to $99.2 million, Germany increased 26% to $55.5 million and Switzerland increased 64% to $28.4 million. These gains were offset by a weakening in Russia, where retail sales decreased 39% to $96.7 million. During the 1998 third and fourth quarters, retail sales in Russia decreased by 61% and 87%, respectively, compared to the corresponding quarters in 1997. The uncertain economic environment in Russia continues to have a substantial impact on sales. Although current sales in Russia has stabilized, there is no assurance that it will continue at that level in the future. Excluding Russia, retail sales in Europe increased 31%.

     Retail sales in the Americas increased $76.9 million, or 19.5% in 1998 as compared to the prior year. In local currency, retail sales for Americas increased 22%. The increase in retail sales primarily resulted from retail sales increases in the United States, Canada and Mexico of $65.8 million, $3.8 million and $8.4 million, respectively. Partially offsetting these increases was a decline in Brazil of $4.3 million, or 8.5%. The recent devaluation of the Brazilian real and the uncertain economic conditions could lead to further decline in sales in that market.

     In 1998, retail sales in all the product segments demonstrated strong growth as compared to the prior year period. The increases in all the categories were primarily due to the same factors identified in the geographical segment discussion above.

     Gross profit of $384.9 million for 1998, was $41.4 million, or 12.1% higher than the gross profit of $343.5 million in the prior year. As a percentage of retail sales, gross profit for 1998 as compared to the same period in the prior year increased modestly from 23.0% to 23.4%. The increase in gross profit as a percentage of retail sales primarily resulted from a special 1997 distributor incentive program, which was not repeated in 1998. Partially offsetting this benefit was an increase in costs of goods sold which increased from 13.8% of retail sales in 1997 to 14.0% in 1998. The increase in costs of goods sold reflects additional inventory charges of $9.4 million, primarily related to Russia. Exclusive of these charges, costs of goods sold for 1998 would have been 13.4% of retail sales primarily attributable to lower negotiated costs of weight management and nutritional products sourced from a primary supplier.

     Marketing, distribution and administrative expenses, as a percentage of retail sales, were 18.6% for 1998 as compared to 17.3% for the same period in 1997. These expenses for the same periods increased 19.1% to $306.6 million from $257.5 million in the prior year. The increase resulted from: (a) higher in-country distribution expenses primarily due to facility and staff expansions, new country openings in Turkey and Indonesia, (b) higher administrative expenses due to staff additions and other costs related primarily to building the appropriate infrastructure, (c) higher marketing costs resulting from increased sales event activity in 1998, and (d) incremental costs associated with Year 2000 system issues.

     The weakening of the Japanese Yen against the U.S. Dollar during 1998 resulted in proportionately lower revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. Comparing the weighted average exchange rates in effect during 1997 and 1998, the adverse effect of the weaker Japanese Yen on the Company's net income and earnings per diluted share for the 1998 period was $6.2 million and approximately $0.20, respectively. The effect of foreign currency changes of this nature in countries other than Japan had the adverse affect on the Company's net income of $7.5 million or approximately $0.25 on earning per diluted share.

     Income taxes of $31.1 million for 1998 decreased from $34.9 million in the prior year. As a percentage of pre-tax income, income taxes remained unchanged at 38.5% in 1998. To the extent the Company's operations in high tax jurisdictions such as Japan continue to grow disproportionately relative to the balance of the Company's operations, the Company's utilization of its foreign tax credits in the U.S., may be further limited which could, accordingly, result in the Company incurring a higher overall income tax rate on its worldwide operations in the future.

     Net income for 1998 decreased 11.3% to $48.5 million, from $54.7 million reported in the corresponding prior year period.

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

     Retail sales in Europe increased $21.8 million or 5.1% in 1997 as compared to the prior year. Within the region, retail sales in Italy and Russia increased $10.6 million, or 19.4%, and $15.7 million, or 11.1%, respectively, in 1997 compared to 1996. Offsetting the retail sales increases were declines in Germany, South Africa and Finland of $10.3 million, $8.2 million and $5.6 million, respectively in 1997 as compared to the prior year. Although retail sales in Germany, South Africa and Finland declined in comparison to the prior year periods, they remained relatively stable over the four quarters of 1997.

     Retail sales in the Americas increased $4.1 million, or 1.1% in 1997 as compared to the prior year. The increase in retail sales primarily resulted from retail sales increases in the United States, Canada and Mexico of $19.1 million, $3.6 million and $4.4 million, respectively, and retail sales of $3.4 million resulted from the opening of Chile in March 1997. Partially offsetting these increases was a decline in Brazil of $26.1 million, or 34.3%. The retail sales decrease in Brazil was primarily due to a difficult regulatory environment which, among other factors, impeded the introduction of new products within the country. During each of the 1997 third and fourth quarters, retail sales in Brazil increased as compared to the preceding quarters. The 1997 fourth quarter retail sales in Brazil exceeded the same period in 1996 by 9.7%.

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

     On December 30, 1996, the Company sold an approximate 7% interest in it's Japanese subsidiary to certain officers (see Note 8 to the Consolidated Financial Statements). In 1997, the earnings attributed to the minority interest in the Japanese subsidiary were $1.0 million.

     Net income for 1997 increased 22.1% to $54.7 million, from $44.8 million reported in the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities.

     In 1998, net cash provided by operating activities was $57.2 million, compared to $55.3 million in 1997. The increase primarily resulted from lower credit card receivable balances primarily resulting from Japan, and a comparatively smaller increase in inventory levels. These increases were partially offset by decreased net income and less cash flow provided by advanced sales balances.

     Capital expenditures for 1998 were $19.1 million compared to $13.1 million for the prior year. The majority of the 1998 expenditures resulted from investments in management information systems and the expansion of new and existing facilities, particularly in the U.S. In connection with its entry into each new market, the Company funds inventory requirements and typically establish either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that up to $9 million will be required for pre-opening expenses, capital expenditures and other operating cash flow needs associated with its 1999 new market expansion activities.

     Stockholders' equity increased $9.1 million to $163.8 million in 1998. During 1998, net income of $48.5 million and the issuance of capital stock upon exercise of stock options, including related tax benefits, of $8.0 million were partially offset by $17.1 million of dividends declared, stock repurchases of $32.5 million and a change in accumulated other comprehensive income of $2.6 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

     Cash and cash equivalents and marketable securities totaled $105.9 million at December 31, 1998 compared to $122.7 million at December 31, 1997.

     In September 1997, the Company entered into new agreements with its suppliers of weight management and food and dietary supplement products. See "Business -- Product Overview -- Product Manufacturing and Development." The new contracts became effective January 12, 1998 and replace the contracts previously in effect. The new contracts provide, among other things, the ability for the Company to source and develop products from other third party manufacturers, within certain contractual limitations. The new contracts provide the opportunity for cost savings for certain products; however, the realization of any product cost savings will be affected by the Company's future product development.

     The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are generally made in U.S. Dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. Dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. The Company from time to time enters into forward exchange contracts and other hedging arrangements to manage its foreign exchange risk on intercompany transactions. During 1998, several Asian, European and American currencies weakened against the U.S. Dollar resulting in a foreign exchange loss of $0.8 million as compared to a loss of $1.6 million in 1997. Although the results for 1998 was not impacted by the recent decline in the Brazilian real, the devaluation is expected to adversely impact net income for the first quarter of 1999 by an estimated $1 million. The devaluation and the uncertain economic conditions in Brazil could lead to further decline in sales in that market.

     The Company is undertaking projects to address Year 2000 issues. The "Year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. The result may be disruptions to operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Company has established a project team to identify and address the Company's Year 2000 risks and issues in an attempt to ensure the integrity and reliability of the Company's information systems and business processes. The project team has (i) completed a review of its computer systems worldwide relating to order processing, distribution disbursements, and other financial systems and (ii) developed a comprehensive project plan (the "Plan") as a means for ensuring the Year 2000 compliance of all information technology

("IT") systems, including applications, operating systems, mainframe, mid-range and client server platforms and all non-information technology ("Non-IT") systems, including embedded applications and equipment, and to seek to ensure that key third parties are Year 2000 compliant by the end of the year. The Company has identified high risk applications that are critical to its business, recognizing the fact that timely compliance of these systems is crucial, and, therefore, has designed its Plan to address these systems first.

     The Company's Plan includes remediating certain existing software and converting to new software for certain other applications. The Plan is underway and the Company believes it will be completely in effect by the end of the third quarter of 1999. Testing and certification of the Company's computer systems and their applications is scheduled to be completed shortly thereafter. In addition, the Company has developed contingency plans for both software that has been selected for remediation and for those applications that will have to be replaced. The project team has also developed a third contingency plan (applicable to both remediation and replacement efforts) which involves the development of certain manual procedures that could be utilized to render the Company's IT and Non-IT systems Year 2000 compliant. It is expected that the Plan together with the contingency plans will enable the company to achieve Year 2000 compliance in a timely fashion.

     The Company has also identified and contacted key third parties to determine the status of their Year 2000 compliance and any probable impact on the Company. If key third parties are not Year 2000 compliant and their non-compliance causes a material disruption to any of their respective businesses, the Company's business could be materially adversely affected. Disruptions could also include, among other things, a financial institution's inability to take and transfer funds; an interruption in delivery of supplies from vendors; a loss of voice and data connections; a loss of power to the Company's facilities; and other interruptions in the normal course of the Company's operations, the nature and extent of which is hard to foresee. The Company will continue to evaluate the nature of these risks, but at this time is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length of other effects, if any, it may have.

     As of December 31, 1998, the Company had incurred approximately $10.5 million for Year 2000 efforts. Future costs are estimated to be up to $15 million, which are expected to be funded through operating cash flows. Such expenditures are expensed or capitalized, as appropriate. The financial impact of making any required system changes or other remediation efforts cannot be known precisely at this time, but it is not expected to be material to the Company's financial position, results of operations, or cash flows.

     Under the current Plan, Year 2000 compliance should not pose significant operational problems. While the Company believes it will be able to resolve the Year 2000 issue in a timely manner, if it is unable to complete the installation of replacement systems and the required changes to existing critical systems, or if those with whom it conducts business are unsuccessful in implementing timely solutions, the Year 2000 issue could have a material adverse effect on the Company's operations and results of operations, including its ability to process and distribute orders.

     On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a single European Currency -- the euro. The conversion rates between the existing sovereign currencies ("legacy currencies") and the euro have been fixed. The euro is traded on currency exchanges and is used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company has conducted a review of its information and business systems, and those of its European affiliates, to address the impact of the euro conversion. The Company has initially offered both the legacy currencies and the euro to settle distributor sales and will ultimately offer to process orders in the euro currency. To prepare for this transition, certain computer systems will require modifications or replacement. The initial remediation and testing process was completed in December 1998 and cost approximately $500,000. The Company is still evaluating subsequent phases to the euro conversion, which may include, among other things, system modifications to allow payment of distributor royalties in euro. The incremental costs associated with these subsequent phases will not be significant as the system modifications will be incorporated into the Company's year 2000 efforts. In response to the euro conversion, the Company may make certain price adjustments to ensure pricing consistency within the European market.

     In January 1996, the Company's Board of Directors approved a one million share stock repurchase program, which was completed in April 1997. In April 1997, the Board of Directors adopted an additional $30 million stock repurchase program which was completed in February 1998. In February 1998 and again in July 1998, the Board authorized two additional $20 million stock repurchase programs, the first of which was completed in September 1998. Pursuant to these stock repurchase programs, the Company expended $7.5 million, $26.0 million and $32.5 million in 1996, 1997 and 1998, respectively.

     The Company has pledged cash and cash equivalents to secure bank financing primarily for the benefit of its foreign subsidiaries, including letters of credit, lines of credit, leases, and other obligations. As of December 31, 1998, an aggregate of $2.5 million had been pledged against $2.0 million of commitments for debt obligations.

     At December 31, 1998, the Company had $31.6 million of credit facilities, including a two year unsecured committed line of credit totaling $25 million, of which $6.8 million is securing letter of credits and contingent guarantees. The majority of these facilities expire in 1999. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

     For a discussion of certain contingencies that may impact liquidity and capital resources, see "Note 9, Contingencies," in the Company's consolidated financial statements included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, the Company uses derivative financial instruments to manage or hedge these risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures. A discussion of the Company's primary market risk exposures and derivatives is presented below.

FOREIGN EXCHANGE RISK

     The Company enters into foreign exchange derivatives in the ordinary course of business primarily to reduce its exposures to currency fluctuations attributable to inter-company transactions and translation of its local currency revenue. Most of these foreign exchange contracts are designated for forecasted transactions. The use of these derivative instruments allows the Company to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities, and forecasted transactions being hedged.

     Foreign exchange option contracts are used primarily to hedge anticipated Yen revenues resulting from product sales to Japan. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. The Company has guidelines which establish a $5 million limit on the net amount of option premiums that can be purchased to hedge these exposures.

     The following table provides information about the details of the Company's option contracts at 12/31/98.

                                               U.S. DOLLAR
                                               EQUIVALENT    AVERAGE STRIKE      FAIR       MATURITY
              FOREIGN CURRENCY                  COVERAGE         PRICE          VALUE         DATE
              ----------------                 -----------   --------------   ----------   ----------
Japanese Yen.................................    9,000,000        120              7,000   01/29/1999
Japanese Yen.................................    9,000,000        120             59,000   02/26/1999
Japanese Yen.................................    9,000,000        120            102,000   03/31/1999
Japanese Yen.................................    9,000,000        120            136,000   04/30/1999
Japanese Yen.................................    9,000,000        120            170,000   05/28/1999
Japanese Yen.................................    9,000,000        120            192,000   06/30/1999
Japanese Yen.................................    6,000,000        120            155,000   07/30/1999
Japanese Yen.................................    6,000,000        120            212,000   08/31/1999
Japanese Yen.................................    6,000,000        120            203,000   09/30/1999
Japanese Yen.................................    6,000,000        120            193,000   10/29/1999
Japanese Yen.................................    6,000,000        120            170,000   11/30/1999
Japanese Yen.................................    6,000,000        120            182,000   12/30/1999
                                               -----------                    ----------
                                               $90,000,000                    $1,781,000
                                               ===========                    ==========

     Foreign exchange forward contracts are occasionally used to hedge non-functional currency advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary's operating results.

     The table below describes the forward contracts that were outstanding at 12/31/1998.

                                     CONTRACT    FORWARD POSITION IN    MATURITY    CONTRACT     FAIR
         FOREIGN CURRENCY              DATE          US DOLLARS           DATE        RATE       VALUE
         ----------------           ----------   -------------------   ----------   --------   ---------
Buy German Mark/sell Pound
  Sterling........................  12/14/1998       1,807,0000        03/31/1999    2.759     1,805,000
Buy Pound Sterling/sell Dutch
  Guilders........................  08/12/1998        1,243,000        02/26/1999    3.202     1,210,000
Buy Norwegian Kroner/sell French
  Franc...........................  08/28/1998          912,000        06/30/1999    1.316       905,000
Buy Swedish Krona/sell French
  Franc...........................  08/28/1998          345,000        06/30/1999    1.367       317,000

     All foreign subsidiaries excluding those operating in hyper-inflationary environments designate their local currencies as their functional currency. In anticipation of future intercompany or dividend payments, the Company has instructed various subsidiaries to maintain most of their surplus cash in U.S. dollars. At year end the total amount of subsidiary cash that was maintained or invested in U.S. dollars was $11.4 million.

INTEREST RATE RISK

     The Company currently maintains an investment portfolio of high quality marketable securities. According to its investment policy, the Company may invest in taxable and tax exempt instruments including asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. All securities are classified as available for sale, and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. The Company does not use derivative instruments to hedge its investment portfolio.

     All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term if maturities range between three and twelve months or long term if maturities range between thirteen and sixty months.

     The following table lists the Company's cash equivalents and short-term investments at December 31, 1998.

                                      FY          FY         FY         FY        FY                      FAIR
                                     1999        2000       2001       2002      2003       TOTAL        VALUE
                                  ----------   --------   --------   --------   -------   ----------   ----------
                                                                   ($ THOUSANDS)
Cash equivalents................     224,000         --         --         --        --      224,000      224,000
-Average interest rate..........        3.66%
Short term investments..........   4,260,000         --         --         --        --    4,260,000    4,271,000
-Average interest rate..........        5.86%
Long term investments...........          --    299,000    301,000    199,000    99,000      898,000      915,000
-Average interest rate..........          --       3.50%      3.50%      3.50%     3.50%
                                  ----------   --------   --------   --------   -------   ----------   ----------
         Total..................  $4,484,000   $299,000   $301,000   $199,000   $99,000   $5,382,000   $5,410,000
                                  ==========   ========   ========   ========   =======   ==========   ==========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the Report thereon of Deloitte & Touche LLP, independent auditors, are included elsewhere herein on pages 37 through 61.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS

     The following financial statements of the Company are filed with this report and can be found on the pages indicated below:

                                DESCRIPTION                           PAGE NO.
                                -----------                           --------
        Independent Auditors' Report................................     37
        Consolidated Balance Sheets -- December 31, 1998 and 1997...     38
        Consolidated Statements of Income for the years ended
          December 31, 1998, 1997 and 1996..........................     40
        Consolidated Statements of Changes in Stockholders' Equity
          for the Years Ended December 31, 1998, 1997, and 1996.....     41
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1998, 1997, and 1996.........................     42
        Notes to Consolidated Financial Statements..................     43

     2. FINANCIAL STATEMENT SCHEDULES

        None

     3. EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION                           PAGE NO./(FOOTNOTE)
    -------                            -----------                           -------------------
     3.1       Amended and Restated Articles of Incorporation                      (10)
     3.2       Amended and Restated Bylaws                                         (2)
     4.1       Form of Class A Common Stock and Class B Common Stock               (12)
                 Certificates
    10.1       Final Judgment and Permanent Injunction, entered into on            (1)
                 October, 1986 by the parties to that action entitled
                 People of the State of California, et al., v Herbalife
                 International, Inc. et al., Case No. 92767 in the Superior
                 Court of the State of California for the County of Santa
                 Cruz
    10.2       The Company's 1991 Stock Option Plan, as amended                 (7), (13)
    10.3       The Company's 1992 Executive Incentive Compensation Plan, as      (2), (7)
                 amended
    10.4       Form of Individual Participation Agreement relating to the          (2)
                 Company's Executive Compensation Plan
    10.5       Form of Letter Agreement between the Compensation Committee         (2)
                 of the Board of Directors of the Company and Mark Hughes
    10.6       Form of Indemnity Agreement between the Company and certain         (2)
                 officers and directors of the Company
    10.7       Trust Agreement among the Company, Citicorp Trust, N.A. and         (2)
                 certain officers and directors of the Company
    10.8       Form of Stock Appreciation Rights Agreement between the             (2)
                 Company and certain directors of the Company

    EXHIBIT
    NUMBER                             DESCRIPTION                           PAGE NO./(FOOTNOTE)
    -------                            -----------                           -------------------
    10.9       1994 Performance Based Annual Incentive Compensation Plan,     (4), (7), (11)
                 as amended and restated in 1996
    10.10      Form of Promissory Note for Advances under the Company's            (5)
                 1994 Performance Based Annual Incentive Compensation Plan
    10.11      Employment Agreement between the Company and Chris Pair             (3)
                 dated April 3, 1994
    10.12      The Company's Executive Officer Deferred Compensation Plan,         (5)
                 amending and relating the Deferred Compensation Agreement
                 between the Company and Michael Rosen
    10.13      Office lease agreement between the Company and State                (6)
                 Teacher's Retirement System, dated July 20, 1995
    10.14      Form of stock appreciation rights agreements between the            (6)
                 Company and certain directors of the Company
    10.15      The Company's Senior Executive Deferred Compensation Plan,          (6)
                 effective January 1, 1996, as amended
    10.16      The Company's Management Deferred Compensation Plan,                (6)
                 effective January 1, 1996, as amended
    10.17      Master Trust Agreement between the company and Imperial             (6)
                 Trust Company, Inc., effective January 1, 1996
    10.18      The Company's 401K Plan, as amended                                 (6)
    10.19      Agreement Concerning Share Allocation Plan for Specific             (8)
                 Directors of Herbalife of Japan K.K. dated December 30,
                 1996
    10.20      Consulting Agreement between David Addis and Herbalife of           (8)
                 America, Inc. dated January 27, 1997
    10.21      Agreement between Herbalife International of America, Inc.          (9)
                 and D&F Industries, Inc. dated September 2, 1997
    10.22      Agreement between Herbalife International of America, Inc.          (9)
                 and Dynamic Products, Inc. dated September 2, 1997
    10.23      Agreement between Herbalife International of America, Inc.          (9)
                 and Raven Industries, Inc. d/b/a Omni-Pak Industries,
                 dated September 2, 1997
    10.24      The Company's Supplemental Executive Retirement Plan                (12)
    10.25      Credit Agreement between Herbalife International of America,        (14)
                 Inc. and First National Bank of Chicago, dated December
                 14, 1998
    21         List of subsidiaries of the Company                                 (14)
    23.1       Independent Auditor's Consent                                       (14)
    27         Financial Data Schedule                                             (14)

---------------
 (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

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

(11) Incorporated by reference to the Company's Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders.

(14) Filed herewith.

(b) REPORTS ON FORM 8-K:

     None.

(c) OTHER EXHIBITS:

     See "Item 14(a) 3. Exhibits."

(d) OTHER FINANCIAL STATEMENT SCHEDULES:

     None.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Herbalife International, Inc.:

     We have audited the accompanying consolidated balance sheets of Herbalife International, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbalife International, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Los Angeles, California
February 24, 1999

                         HERBALIFE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                             NOTES      1998           1997
                                                             -----  ------------   ------------
CURRENT ASSETS:
Cash and cash equivalents..................................   2,4   $100,721,000   $ 78,913,000
Marketable securities......................................    2       5,186,000     43,794,000
Receivables, including related party receivables of
  $6,642,000 (1998) and $10,259,000 (1997).................   6,8     44,471,000     46,021,000
Inventories................................................  2, 3     88,138,000     71,583,000
Prepaid income taxes.......................................            2,931,000        695,000
Prepaid expenses and other current assets..................           14,734,000      7,466,000
Deferred income taxes......................................  2, 12    21,870,000     19,502,000
                                                                    ------------   ------------
          Total current assets.............................          278,051,000    267,974,000
                                                                    ------------   ------------

PROPERTY -- at cost:                                         2, 5
Furniture and fixtures.....................................           16,090,000     14,521,000
Equipment..................................................           44,789,000     29,381,000
Leasehold improvements and building........................           22,361,000     20,061,000
                                                                    ------------   ------------
                                                                      83,240,000     63,963,000
Less accumulated depreciation and amortization.............          (45,792,000)   (34,225,000)
                                                                    ------------   ------------
                                                                      37,448,000     29,738,000
                                                                    ------------   ------------
OTHER ASSETS...............................................  6, 8     22,701,000     13,409,000
DEFERRED INCOME TAXES......................................  2, 12     6,696,000
GOODWILL(net of accumulated amortization of $1,601,000 and
  $1,428,000 in 1998 and 1997, respectively)...............    2       3,287,000      3,459,000
                                                                    ------------   ------------
          TOTAL............................................         $348,183,000   $314,580,000
                                                                    ============   ============

        See the accompanying notes to consolidated financial statements

                         HERBALIFE INTERNATIONAL, INC.

                           DECEMBER 31, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             NOTES         1998           1997
                                                          -----------  ------------   ------------
CURRENT LIABILITIES:
Accounts payable........................................     2, 8      $ 14,963,000   $ 12,654,000
Royalty overrides.......................................       2         58,389,000     56,643,000
Accrued compensation....................................                 18,132,000     19,516,000
Accrued expenses........................................                 29,007,000     19,137,000
Dividends payable.......................................                  4,296,000      4,634,000
Current portion of contracts payable and bank loans.....     4, 5         2,639,000      1,449,000
Advance sales deposits..................................       2          7,919,000     18,375,000
Income taxes payable....................................   2, 9, 12      22,083,000      9,580,000
                                                                       ------------   ------------
          Total current liabilities.....................                157,428,000    141,988,000

NON-CURRENT LIABILITIES:
Contracts payable, net of current portion...............     4, 5         2,357,000      2,666,000
Deferred income taxes...................................     2, 12               --      1,739,000
Other non-current liabilities...........................    6, 7, 8      21,992,000     11,586,000
                                                                       ------------   ------------
          Total liabilities.............................                181,777,000    157,979,000
                                                                       ------------   ------------
MINORITY INTEREST.......................................     2, 8         2,595,000      1,868,000
                                                                       ------------   ------------
COMMITMENTS AND CONTINGENCIES...........................  5, 6, 7, 9

STOCKHOLDERS' EQUITY:                                         10
Class A Common stock, $0.01 par value; 33,333,333 shares
  authorized, $9,980,753 (1998) and $9,811,623 (1997)
  shares issued and outstanding.........................                    100,000         98,000
Class B Common stock, $0.01 par value; 66,666,667 shares
  authorized, $18,603,561 (1998) and $19,818,248 (1997)
  shares issued and outstanding.........................                    186,000        198,000
Paid-in capital in excess of par value..................                 54,823,000     50,319,000
Retained earnings.......................................                110,941,000    109,106,000
Unearned compensation...................................                         --       (152,000)
Accumulated other comprehensive income..................       2         (2,239,000)    (4,836,000)
                                                                       ------------   ------------
          Total stockholders' equity....................                163,811,000    154,733,000
                                                                       ------------   ------------
          TOTAL.........................................               $348,183,000   $314,580,000
                                                                       ============   ============

        See the accompanying notes to consolidated financial statements

                         HERBALIFE INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                     NOTES           1998              1997              1996
                                   ---------    --------------    --------------    --------------
Retail sales.....................      2        $1,644,837,000    $1,490,693,000    $1,200,144,000
Less -- distributor allowances on
  product purchases..............      2           778,195,000       708,241,000       568,209,000
                                                --------------    --------------    --------------
Net sales........................      2           866,642,000       782,452,000       631,935,000
Cost of sales, including
  purchases from related parties
  of $17,369,000 (through April
  23,1998), $66,771,000 (1997)
  and $56,374,000 (1996).........      8           230,818,000       205,070,000       168,432,000
Royalty overrides................      2           250,905,000       233,883,000       184,669,000
Marketing, distribution and
  administrative expenses........   5, 6, 8        306,589,000       257,514,000       210,087,000
Interest income -- net...........                    2,533,000         4,535,000         4,084,000
                                                --------------    --------------    --------------
Income before income taxes and
  minority interest..............                   80,863,000        90,520,000        72,831,000
Income taxes.....................  2, 9, 12         31,132,000        34,850,000        28,040,000
                                                --------------    --------------    --------------
Income before minority
  interest.......................                   49,731,000        55,670,000        44,791,000
Minority interest................    2, 8            1,233,000         1,003,000
                                                --------------    --------------    --------------
NET INCOME.......................               $   48,498,000    $   54,667,000    $   44,791,000
                                                ==============    ==============    ==============
EARNINGS PER SHARE...............    2, 10
  Basic..........................               $         1.68    $         1.81    $         1.50
  Diluted........................               $         1.60    $         1.72    $         1.43
CASH DIVIDENDS PER COMMON
  SHARE..........................               $         0.60    $         0.60    $         0.60
WEIGHTED AVERAGE SHARES
  OUTSTANDING
  Basic..........................                   28,897,000        30,193,000        29,803,000
     Dilutive effect of stock
       options...................                    1,445,000         1,610,000         1,576,000
                                                --------------    --------------    --------------
  Diluted........................                   30,342,000        31,803,000        31,379,000
                                                ==============    ==============    ==============

        See the accompanying notes to consolidated financial statements

                         HERBALIFE INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                              PAID IN                                     ACCUMULATED
                                                             CAPITAL IN                                      OTHER
                                       COMMON     COMMON       EXCESS        RETAINED       UNEARNED     COMPREHENSIVE
                                      STOCK A    STOCK B    OF PAR VALUE     EARNINGS     COMPENSATION      INCOME
                                      --------   --------   ------------   ------------   ------------   -------------
Balance at December 31, 1995........  $300,000              $40,417,000    $ 69,323,000   $ (1,716,000)   $ 1,206,000
Issuance of 839,000 shares of Common
  Stock under the 1991 Stock Option
  Plan..............................     8,000                4,721,000
Issuance of Common Stock under the
  1994 Incentive Compensation
  Plan..............................                          1,307,000
Additional capital from tax benefit
  of 1991 Stock Option Plan.........                          4,284,000
Repurchase of 575,000 Shares of
  Common Stock......................    (6,000)              (7,471,000)
Amortization of unearned
  compensation......................                                                         1,304,000
Net income..........................                                         44,791,000
Translation adjustments.............                                                                       (2,175,000)
Unrealized loss on Marketable
  Securities........................                                                                          (45,000)
Total comprehensive income..........
Cash dividends declared.............                                        (17,780,000)
                                      --------   --------   -----------    ------------   ------------    -----------
Balance at December 31, 1996........  $302,000              $43,258,000    $ 96,334,000   $   (412,000)   $(1,014,000)
Issuance of 669,826 shares of Common
  Stock under the 1991 Stock Option
  Plan..............................     7,000                4,942,000
Issuance of Common Stock under 1994
  Incentive Compensation Plan.......                            865,000
Additional capital from tax benefit
  of 1991 Stock Option Plan.........                          3,448,000
One-for-three reverse Stock split...  (206,000)                 206,000
Stock split effected in the form of
  a stock dividend..................              206,000      (206,000)
Repurchase of 503,000 shares of
  Common Stock A and 789,000 shares
  of Common Stock B.................    (5,000)    (8,000)   (2,194,000)    (23,756,000)
Amortization of unearned
  compensation......................                                                           260,000
Net income..........................                                         54,667,000
Translation adjustments.............                                                                       (3,877,000)
Unrealized gain on marketable
  securities........................                                                                           55,000
Total comprehensive income..........
Cash dividends declared.............                                        (18,139,000)
                                      --------   --------   -----------    ------------   ------------    -----------
Balance at December 31, 1997........  $ 98,000   $198,000   $50,319,000    $109,106,000   $   (152,000)   $(4,836,000)
Issuance of 159,000 shares of Class
  A Common Stock and 346,000 Shares
  of Class B Common Stock under the
  1991 Stock Option Plan............     2,000      3,000     5,056,000
Issuance of Common Stock under 1994
  Incentive Compensation Plan.......                1,000       873,000
Additional capital from tax benefit
  of 1991 Stock Option Plan.........                          2,092,000
Recapitalization costs..............                           (616,000)
Repurchase of 3,000 shares of Class
  A Common Stock and 1,585,000
  shares of Class B Common Stock....              (16,000)   (2,901,000)    (29,563,000)
Amortization of unearned
  compensation......................                                                           152,000
Net income..........................                                         48,498,000
Translation adjustments.............                                                                        2,591,000
Unrealized gain on marketable
  securities........................                                                                            6,000
Total comprehensive income..........
Cash dividend declared..............                                        (17,100,000)
                                      --------   --------   -----------    ------------   ------------    -----------
Balance at December 31, 1998........  $100,000   $186,000   $54,823,000    $110,941,000                   $(2,239,000)
                                      ========   ========   ===========    ============   ============    ===========


                                          TOTAL
                                      STOCKHOLDER'S   COMPREHENSIVE
                                         EQUITY          INCOME
                                      -------------   -------------
Balance at December 31, 1995........  $109,530,000
Issuance of 839,000 shares of Common
  Stock under the 1991 Stock Option
  Plan..............................     4,729,000
Issuance of Common Stock under the
  1994 Incentive Compensation
  Plan..............................     1,307,000
Additional capital from tax benefit
  of 1991 Stock Option Plan.........     4,284,000
Repurchase of 575,000 Shares of
  Common Stock......................    (7,477,000)
Amortization of unearned
  compensation......................     1,304,000
Net income..........................    44,791,000     44,791,000
Translation adjustments.............    (2,175,000)    (2,175,000)
Unrealized loss on Marketable
  Securities........................       (45,000)       (45,000)
                                                       ----------
Total comprehensive income..........                   42,571,000
                                                       ==========
Cash dividends declared.............   (17,780,000)
                                      ------------
Balance at December 31, 1996........  $138,468,000
Issuance of 669,826 shares of Common
  Stock under the 1991 Stock Option
  Plan..............................     4,949,000
Issuance of Common Stock under 1994
  Incentive Compensation Plan.......       865,000
Additional capital from tax benefit
  of 1991 Stock Option Plan.........     3,448,000
One-for-three reverse Stock split...
Stock split effected in the form of
  a stock dividend..................
Repurchase of 503,000 shares of
  Common Stock A and 789,000 shares
  of Common Stock B.................   (25,963,000)
Amortization of unearned
  compensation......................       260,000
Net income..........................    54,667,000     54,667,000
Translation adjustments.............    (3,877,000)    (3,877,000)
Unrealized gain on marketable
  securities........................        55,000         55,000
                                                       ----------
Total comprehensive income..........                   50,845,000
                                                       ==========
Cash dividends declared.............   (18,139,000)
                                      ------------
Balance at December 31, 1997........  $154,733,000
Issuance of 159,000 shares of Class
  A Common Stock and 346,000 Shares
  of Class B Common Stock under the
  1991 Stock Option Plan............     5,061,000
Issuance of Common Stock under 1994
  Incentive Compensation Plan.......       874,000
Additional capital from tax benefit
  of 1991 Stock Option Plan.........     2,092,000
Recapitalization costs..............      (616,000)
Repurchase of 3,000 shares of Class
  A Common Stock and 1,585,000
  shares of Class B Common Stock....   (32,480,000)
Amortization of unearned
  compensation......................       152,000
Net income..........................    48,498,000     48,498,000
Translation adjustments.............     2,591,000      2,591,000
Unrealized gain on marketable
  securities........................         6,000          6,000
                                                       ----------
Total comprehensive income..........                   51,095,000
                                                       ==========
Cash dividend declared..............   (17,100,000)
                                      ------------
Balance at December 31, 1998........  $163,811,000
                                      ============

        See the accompanying notes to consolidated financial statements

                         HERBALIFE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998           1997           1996
                                                           ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $ 48,498,000   $ 54,667,000   $ 44,791,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................    15,801,000     10,966,000     10,557,000
  Deferred income taxes..................................   (10,803,000)    (2,984,000)    (9,683,000)
  Amortization of unearned compensation..................       152,000        260,000      1,304,000
  Stock grant............................................        88,000        462,000      2,497,000
  Unrealized foreign exchange (gain) loss................    (1,059,000)     1,735,000       (368,000)
  Minority interest in earnings..........................     1,233,000      1,003,000             --
  Other..................................................       393,000        299,000        256,000
Changes in operating assets and liabilities:
  Receivables............................................     4,621,000    (18,896,000)   (10,377,000)
  Inventories............................................   (13,024,000)   (31,355,000)    (7,454,000)
  Prepaid expenses and other current assets..............    (6,987,000)    (2,002,000)    (1,388,000)
  Other assets...........................................      (172,000)      (885,000)    (1,035,000)
  Accounts payable.......................................     1,601,000     (2,301,000)      (466,000)
  Royalty overrides......................................      (661,000)    16,885,000     11,335,000
  Accrued expenses and accrued compensation..............     6,401,000      4,938,000     20,065,000
  Advance sales deposits.................................   (10,835,000)    10,869,000     (6,790,000)
  Income taxes payable...................................    12,518,000      6,709,000     11,802,000
  Deferred compensation liability........................     9,476,000      4,935,000      2,832,000
                                                           ------------   ------------   ------------
CASH PROVIDED BY OPERATING ACTIVITIES....................    57,241,000     55,305,000     67,878,000
                                                           ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property..................................   (19,098,000)   (13,090,000)   (15,401,000)
  Proceeds from sale of property.........................       131,000        176,000        549,000
  Net changes in marketable securities...................    38,613,000       (181,000)    (8,553,000)
  Deferred compensation plan.............................   (11,595,000)    (4,009,000)    (2,455,000)
                                                           ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES......     8,051,000    (17,104,000)   (25,860,000)
                                                           ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid.........................................   (17,530,000)   (18,150,000)   (17,869,000)
  Distribution to minority interest......................      (505,000)       (98,000)
  Additions to bank loans and contracts payable..........     1,483,000        510,000      1,219,000
  Principal payments on bank loans and contracts
     payable.............................................    (1,544,000)    (3,337,000)    (1,619,000)
  Exercise of stock options..............................     5,061,000      4,949,000      4,729,000
  Stock repurchases......................................   (32,480,000)   (25,963,000)    (7,477,000)
  Recapitalization cost..................................      (616,000)            --             --
  Other..................................................            --             --         (6,000)
                                                           ------------   ------------   ------------
NET CASH USED IN FINANCING ACTIVITIES....................   (46,131,000)   (42,089,000)   (21,023,000)
                                                           ------------   ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS............................................     2,647,000     (4,680,000)    (2,690,000)
                                                           ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....    21,808,000     (8,568,000)    18,305,000
CASH AND CASH EQUIVALENTS AT JANUARY 1...................    78,913,000     87,481,000     69,176,000
                                                           ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31.................  $100,721,000   $ 78,913,000   $ 87,481,000
                                                           ============   ============   ============
CASH PAID DURING THE YEAR
  Interest Paid..........................................  $  1,321,000   $    506,000   $    352,000
                                                           ============   ============   ============
  Income Taxes Paid (Refunded)...........................  $ 27,012,000   $ 27,110,000   $ 21,186,000
                                                           ============   ============   ============

        See the accompanying notes to consolidated financial statements

                         HERBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. GENERAL

     Herbalife International, Inc. and its subsidiaries (the "Company") markets weight management products, food and dietary supplements and personal care products worldwide. The Company's products, which consist of herbs and other natural ingredients, are marketed through a network marketing system in which "distributors" who are generally independent contractors purchase products for resale to retail consumers and other distributors. As of December 31, 1998, the Company conducted business in forty-two countries located in the Asia/Pacific Rim, Europe and Americas. In the Company's foreign markets, distributors market the same, or essentially the same products, as those sold in the United States and in fundamentally the same manner.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation Policy

     The consolidated financial statements include the accounts of the Company and its subsidiaries; all significant intercompany transactions and accounts have been eliminated.

  Translation of Foreign Currencies

     Foreign subsidiaries asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in other comprehensive income. Transaction losses, which were $771,000, $1,564,000, and $3,013,000 in the years ending December 31, 1998, 1997 and 1996, respectively, are included in marketing, distribution and administrative expenses in the accompanying Consolidated Statements of Income.

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

  Marketable Securities

     The Company's marketable securities are classified as "available for sale". Fluctuations in fair value are included in other comprehensive income. Marketable securities are comprised primarily of tax-exempt municipal bonds with contractual maturities of up to five years.

                         HERBALIFE INTERNATIONAL, INC.

  Fair Value of Financial Instruments

     The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

     The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short term maturity of these instruments.

     Marketable securities are based on the quoted market prices for these instruments.

     Foreign exchange contracts are based on exchange rates at December 31, 1998. The fair value of option contracts are based on dealer quotes.

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

  Income Taxes

     Income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of deferred income tax assets if it is believed to be more likely than not that a component of the deferred income tax assets will not be realized.

  Royalty Overrides

     An independent distributor may earn commissions called royalty overrides or production bonuses based on retail volume. Such commissions are based on the retail sales volume of certain other members of the independent sales force who are sponsored by the distributor.

  Minority Interest

     On December 30, 1996, the Company sold shares of Herbalife Japan to certain Company Directors, Executive Officers and Resident Managers of Herbalife Japan. The minority interest represents the minority stockholders' approximate 7% interest in the equity of Herbalife Japan -- See Footnote 8 -- "Transactions with Related Parties".

                         HERBALIFE INTERNATIONAL, INC.

  Revenue Recognition

     The Company records its retail sales based upon suggested retail prices as reflected on the Company's sales invoices to its distributors. The Company does not receive the amount reported as retail sales, but generally receives the net sales price in cash or through credit card payments upon receipt of orders from distributors. The net sales price is the suggested retail price less a distributor allowance approximating 50%. Sales, related royalty overrides, and allowances for product returns are recorded when the merchandise is shipped. Advance sales deposits represent prepaid orders for which the Company has not shipped the merchandise.

  Sources of Supply and Product Development

     All of the Company's products are manufactured by outside companies. Raven Industries ("Raven") currently manufactures most of the Company's powder products, and D&F Industries ("D&F) currently supplies most of the Company's tablet and capsule products. For a number of years prior to 1998, the Company was subject to requirements contracts with each of Raven, D&F and Dynamic Products, Inc. ("Dynamic") pursuant to which the Company agreed to purchase all of its requirements of powder products from Raven and all of its requirements of tablet, capsule and certain other products from Dynamic or D&F, to the extent each such manufacturer was capable of manufacturing such products. In 1996 and 1997, aggregate purchases by the Company from Raven and D&F represented a majority of the Company's product purchases. In September 1997, the Company entered into new three-year agreements with Raven, D&F and Dynamic, pursuant to which revised pricing and other provisions became effective on January 12, 1998. The new contracts provide, among other things, the ability for the Company to source and develop products with other third party manufacturers, subject to minimum percentage purchase and other requirements for nutritional supplement, and a small number of non-nutritional supplement, products falling into specified product categories. As a result, and because the new contracts confirm the Company's ownership of product formulations for substantially all of the Company's nutritional products, the Company has the capacity, and in the future may seek, to "second source" particular nutritional supplement products with multiple manufacturers. In addition, a number of the Company's new products, such as WaferFull(TM) and Chew Slim(TM)weight management products are being manufactured for the Company by new manufacturers. Increasingly, the Company's in-house staff has been conducting product research and development and product formulation. However, the Company has historically relied on Raven and D&F for these services, and will continue to do so, albeit to a lesser extent, in the future.

  Earnings Per Share

     At December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares outstanding for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Earnings per share for the current and prior periods have been presented in conformity with the provisions of SFAS 128

     Net income as presented in the consolidated income statement is used as the numerator in the earnings per share calculation for both the basic and diluted computations.

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

                         HERBALIFE INTERNATIONAL, INC.

method of accounting for its employee stock compensation plans, but as permitted by this statement, has provided the fair value disclosure requirements in Footnote 10.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recently Issued Accounting Pronouncements

     At December 31, 1998, the Company adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130), No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131) and No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). The adoption of these standards expanded or modified disclosures but had no impact on consolidated financial position, results of operations or cash flows.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective January 1, 2000. The Company has not yet analyzed the impact of adopting this statement.

     In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities." This Statement requires that all start-up activities, including organizational costs, be expensed as incurred. The Company elected to adopt SOP 98-5 on January 1, 1998. The effects of adopting this SOP did not have a material impact on consolidated financial position, results of operations or cash flows.

     In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement establishes guidance on the capitalization of software for internal use. The Company will adopt SOP 98-1 on January 1, 1999 as required. The Company has not yet analyzed the impact of adopting this statement.

3. INVENTORIES

     Inventories consist primarily of finished goods available for resale and can be categorized as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Product...........................................  $75,182,000    $61,048,000
Literature........................................    7,009,000      4,990,000
Promotional items.................................    5,947,000      5,545,000
                                                    -----------    -----------
          Total...................................  $88,138,000    $71,583,000
                                                    ===========    ===========

                         HERBALIFE INTERNATIONAL, INC.

4. BANK LOANS AND CONTRACTS PAYABLE

     Bank loans and contracts payable consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
Capitalized leases, due in monthly installments
  through 2003 (Note 5).............................  $3,748,000    $3,824,000
Bank loans..........................................   1,248,000       291,000
                                                      ----------    ----------
          Total.....................................   4,996,000     4,115,000
Less current portion................................   2,639,000     1,449,000
                                                      ----------    ----------
Long-term portion...................................  $2,357,000    $2,666,000
                                                      ==========    ==========

     Annual scheduled payments of bank loans and contracts payable are:
$2,639,000 (1999), $1,346,000 (2000), $780,000 (2001), $187,000 (2002), and
$44,000 (2003).

     The Company has revolving bank credit facilities in Turkey in the amount of $2,000,000. The credit facilities will continue to be available until written notice is provided. The credit facilities provide for borrowings at local interest rates, set when borrowings are made. The borrowings are collateralized by cash investments on account with the bank. At December 31, 1998, there was $1,248,000 outstanding at December 31, 1998.

     The Company has a line of credit arrangement expiring December 31, 2000, which provides for unsecured borrowings of up to $25 million with the interest rate based on Libor plus 1/2%. The Company had no borrowings under the line of credit agreement at December 31, 1998, although $4.4 million was used to secure letters of credit. The terms of the line of credit agreement contain, among other provisions, requirements for maintaining defined levels of working capital, net worth and fixed charge ratio.

     The Company has pledged cash and cash equivalents to secure financing primarily for the benefit of its foreign subsidiaries, including letters of credit, leases and other obligations. As of December 31, 1998, an aggregate of $2.5 million had been pledged against $2.0 million of commitments for debt obligations.

5. LEASE OBLIGATIONS

     The Company has warehouse and office facilities, furniture and fixtures and equipment under leases which expire at various dates through 2009. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs.

     Certain of the leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 1998 were as follows:

                                                      OPERATING      CAPITAL
                                                     -----------    ----------
1999...............................................  $10,971,000    $2,028,000
2000...............................................    9,984,000     1,820,000
2001...............................................    7,193,000       825,000
2002...............................................    5,826,000       194,000
2003...............................................    5,667,000        45,000
Thereafter.........................................   12,996,000            --
                                                     -----------    ----------
          Total....................................  $52,637,000     4,912,000
                                                     ===========
Less: Amounts included above representing
  interest.........................................                  1,164,000
                                                                    ----------
Present value of net minimum lease payments........                 $3,748,000
                                                                    ==========

                         HERBALIFE INTERNATIONAL, INC.

     Rental expense for the years ended December 31, 1998, 1997 and 1996 was $18,336,000, $14,299,000 and $9,434,000, respectively.

     Property under capital leases is included in property in the accompanying balance sheets at December 31, 1998 and 1997 as follows:

                                                         1998          1997
                                                      ----------    ----------
Equipment...........................................  $6,935,000    $6,105,000
Less: accumulated amortization......................   3,487,000     2,096,000
                                                      ----------    ----------
          Total.....................................  $3,448,000    $4,009,000
                                                      ==========    ==========

6. EMPLOYEE COMPENSATION PLANS

     In addition to the stock option plan discussed in Note 10, the Company has two incentive compensation plans: the 1992 Executive Incentive Compensation Plan (the "1992 Plan") and the 1994 Performance-Based Annual Incentive Compensation Plan (the "1994 Plan"). Under the 1992 plan, a target percentage of earnings before bonuses and income taxes may be awarded to Officers, Directors and Key Employees, as determined by the Chief Executive Officer and Compensation Committee, based on the attainment of certain corporate and business objectives. The expense under the 1992 Plan for 1996 was $320,000. No bonuses were awarded under this plan for 1998 or 1997.

     The 1994 Plan provides additional compensation as an incentive to key executives and consultants to attain certain specified performance objectives of the Company. The amount of the available awards to individual participants and the aggregate amount to all participants is determined based upon objective performance goals as determined by the Compensation Committee of the Board of Directors. The amounts awarded under the 1994 Plan for 1998, 1997 and 1996 totaled $6,750,000, $8,400,000 and $5,850,000, respectively.

     In accordance with the 1994 Plan, the Company made advances of targeted performance bonus amounts during 1998, 1997 and 1996 to the participants. As of December 31, 1998, the remaining outstanding principal and accrued interest was $6,000,000, included in receivables in the accompanying balance sheets. Each advance is a full recourse obligation of the executive with a maturity date of two years following the date of the advance. In addition, the advances bear interest at the applicable federal rate (AFR) for two-year notes at the time of the advances. The rates for outstanding advances at December 31, 1998 range from 4.33% to 5.64%.

     The Company also maintains a profit sharing plan pursuant to Sections 401
(k) and (m) of the Internal Revenue Code. The plan is available to substantially all employees who meet length of service requirements. Employees may elect to contribute 2% to 17% of their compensation, and the Company will match a portion of the participant's contribution. Participants are partially vested in the Company contributions after three years and fully vested after seven years. The Company contributed $646,000, $470,000 and $399,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     In 1996, the Company implemented two non-qualified, deferred compensation plans for select groups of management: the "Management Plan" and the "Senior Executive Plan". The Deferred Compensation Plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed certain amounts to a "rabbi trust" whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company's creditors if the Company becomes insolvent. The Deferred Compensation Plans allow eligible employees to elect annually to defer up to fifty percent (50%) of their base annual salary and up to one hundred percent (100%) of their annual bonus for each calendar year (the "Annual Deferral Amount"). The Company makes matching contributions on behalf of each participant in the Senior Executive Plan of one hundred percent (100%) of the amount deferred by each participant up to ten percent (10%) of the participant's base annual salary. Each participant in either of the Deferred

                         HERBALIFE INTERNATIONAL, INC.

Compensation Plans has at all times a fully vested and non-forfeitable interest in each year's contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant's election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest. Such amount is payable in five or more years from the first day of the year in which the Annual Deferral Amount is actually deferred. The gross deferred compensation expense was $6,144,000, $4,683,000 and $2,826,000 for 1998, 1997 and 1996, respectively. The deferred compensation expense net of participant contributions was $2,780,000, $1,078,000 and $616,000 for 1998, 1997
and 1996, respectively. The long-term deferred compensation liability, included in other noncurrent liabilities in the accompanying balance sheet, was $13,845,000 and $7,336,000 for December 31, 1998 and 1997, respectively.
Included in other assets is the related deferred compensation investment of $12,445,000 and $6,464,000 for December 31, 1998 and 1997, respectively.

     In addition, effective as of August 9, 1994, the Company entered into a Deferred Compensation Agreement with a Senior Executive, pursuant to which this employee has received and will continue to receive $600,000 in cash deferred compensation from the Company on each of the first five anniversary dates of such Deferred Compensation Agreement on which this employee remained continuously employed by the Company. The gross deferred compensation expense under the agreement with this employee was $600,000 for each of the three years ended December 31, 1998. The long-term deferred compensation liability under the agreement with this employee, included in other noncurrent liabilities in the accompanying balance sheet, was $2,025,000 and $1,425,000 for December 31, 1998 and 1997, respectively.

7. RETIREMENT PLAN

     In September 1997, the Company implemented a nonqualified, non-contributory Supplemental Executive Retirement Plan ("SERP") providing retirement benefits for a select group of management and highly compensated employees. The SERP is unfunded and its benefits are paid from the general assets of the Company, except that the Company has contributed $4,389,000 to a "rabbi trust" whose assets will be used to pay benefits if the Company remains solvent, but can be reached by the Company's creditors if the Company becomes insolvent. The normal retirement benefit under the SERP is 60 quarterly installment payments commencing at age 65, each of which equals one-quarter of 1.75% of "compensation" times the number of years of service up to 20 years. A participant becomes fully vested in his or her interest in the SERP on his or her normal or early retirement date, death, or disability, or on a change in control of the Company. If a participant's employment is terminated for cause, the Company has the discretion to reduce his or her vested benefit to zero. In all other cases, a participant's vested interest is zero until he or she has completed five years of service, and gradually increases to 100% when he or she has completed nine years of service. The Plan Administrator has the discretion to credit a participant with additional years of service as of his or her date of

                         HERBALIFE INTERNATIONAL, INC.

hire or commencement of participation in the SERP. The following table shows the net periodic pension cost and other data about the SERP:

                                                       1998           1997
                                                    -----------    -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  year/inception..................................  $ 5,965,000    $ 5,561,000
Service cost......................................      989,000        270,000
Interest cost.....................................      432,000        134,000
Actuarial loss....................................    1,643,000
                                                    -----------    -----------
Benefit obligation at end of year.................  $ 9,029,000    $ 5,965,000
                                                    ===========    ===========
Funded status.....................................  $(9,029,000)   $(5,965,000)
Unrecognized actuarial loss.......................    1,643,000
Unrecognized prior service cost...................    5,066,000      5,437,000
                                                    -----------    -----------
Net amount recognized.............................  $(2,320,000)   $  (528,000)
                                                    ===========    ===========
Amounts recognized in the statement of
  consolidated balance sheet consolidated balance
  sheets consist of:
  Accrued benefit liability.......................  $(6,246,000)   $(4,233,000)
  Intangible asset................................    3,926,000      3,705,000
                                                    -----------    -----------
Net amount recognized.............................  $(2,320,000)   $  (528,000)
                                                    ===========    ===========

                                                           1998           1997
                                                    -----------    -----------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate.....................................          6.5%          7.25%
Expected return on plan assets....................          N/A            N/A
Rate of compensation increase.....................            4%             4%

                                                           1998           1997
                                                    -----------    -----------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost......................................  $   989,000    $   270,000
Interest cost.....................................      432,000        134,000
Amortization of prior service cost................      371,000        124,000
                                                    -----------    -----------
Net periodic pension cost.........................  $ 1,792,000    $   528,000
                                                    ===========    ===========

8. TRANSACTIONS WITH RELATED PARTIES

     On April 23, 1998, Raven Industries ("Raven") and D&F Industries ("D&F"), two of the significant suppliers of the Company's products, and Dynamic Products, Inc. ("Dynamic") another supplier to the Company, concluded a bond offering. Part of the proceeds from the offering was used to repurchase certain ownership interests in such entities, including the entire ownership interest of Mr. Hughes, CEO and President of the Company in Raven and Dynamic (representing 1/3 and 1/5 of the formerly outstanding ownership, respectively), as well as the entire ownership interest of an employee (formerly a Director and Executive Officer) of the Company in Dynamic (representing 5% of the formerly outstanding ownership). Total purchases from Raven Industries were $16,379,000, $63,424,000 and $53,193,000 for the period January 1, 1998 through April 23, 1998 and for the years ended December 31, 1997 and 1996, respectively. Total purchases from Dynamic Products, Inc. were $990,000, $3,347,000 and $3,181,000 for the period January 1, 1998 through April 23, 1998 and for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, the aggregate amounts payable to these suppliers were $103,000.

     In addition to advances described in Note 6, the Company has made additional advances of $704,000 to certain officers and a Director. The outstanding principal and accrued interest was $642,000 at December 31,

                         HERBALIFE INTERNATIONAL, INC.

1998 (included in receivables on the accompanying balance sheet). Each outstanding advance is a full recourse obligation of the officer with a maturity date of three months to 30 months. The advances bear interest ranging from 5.06% to 5.75%.

     The Company engaged Nutrient Research Consultants, Ltd., which is wholly owned by an employee (former Director and Executive Officer), to perform consulting services related to the formulation and testing of nutritional products. For the year ended December 31, 1996, payments by the Company to this consulting firm amounted to $230,000. No payments were made to this firm in 1997 and 1998.

     In December 1996, the Company sold an approximate 7% interest in its Japanese subsidiary to certain Company directors, executive officers and resident managers of Herbalife Japan K.K.. The aggregate sales price was $4,620,000: $1,386,000 in cash and $3,234,000 in full recourse interest bearing notes. The notes are payable in 16 equal quarterly principal and interest installments, beginning in March 1998, as amended. The outstanding note receivable balance at December 31, 1998 and 1997 was $2,665,000 and $3,224,000, respectively (included in other assets on the accompanying balance sheet). The sales price of the shares was determined based upon a valuation performed by an independent investment banking firm. The profit recognized from the sale has been deferred until the interest ultimately is sold to a third party.

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

     While the Company believes it is in substantial compliance with all applicable regulations and restrictions, it is subject to the risk that governmental authorities could audit its transfer pricing and related practices and assert that additional taxes are owed. For example, the Company is currently subject to pending or proposed audits which are at various levels of review, assessment or appeal in a number of foreign jurisdictions, including Italy and France, involving transfer pricing issues, income taxes, value added taxes, withholding taxes and related interest and penalties in material amounts. In certain circumstances, additional taxes, interest and penalties have been assessed, and the Company will be required to litigate to reverse the assessments. In addition, Italian criminal tax proceedings are pending against the former managing director of the Company's Italian subsidiary in his capacity as such with respect to certain tax issues affecting the Company (and not affecting distributors or the taxation of distributors). The Company has been advised by its Italian tax counsel that referral of tax charges to criminal authorities in Italy is a relatively common procedure (pursuant to statutory provisions requiring referral of specific types of claims based upon the amounts thereof) and in any event believes that the Company has strong defenses to the charges. None of the pending or proposed audits, assessments or litigation is expected to have a material adverse effect on the Company. However, ultimate resolution of these matters may take several years and the outcome is uncertain.

     In the event that such audits or assessments are concluded adversely to the Company, the Company believes that it may be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Currently, the foreign tax credits are being fully utilized, so that additional such credits might not be usable to offset current taxes. Further, because the laws and regulations governing U.S. foreign tax credits are complex and depend, among other things, on tax treaties with foreign nations in addition to U.S. tax laws, there can be no assurance that the Company would in fact be able to take advantage of any such additional foreign tax credits in the future.

     On December 16, 1998, Moshe and Dorit Miron, two Israeli distributors of the Company, filed a lawsuit in the United States District Court for the Northern District of California, in which the Company is the named defendant (the "Miron Suit"). Although the Miron Suit is in its early pleading stages and it is difficult

                         HERBALIFE INTERNATIONAL, INC.

to ascertain what causes of action the plaintiffs are attempting (or have the right) to allege against the Company, the case appears to be primarily a claim for breach of contract. In addition, the Miron Suit appears to attempt to challenge the legality of the company's marketing system. The Company believes that it has meritorious defenses to the allegations that appear to be asserted against the Company. Due to the uncertainty inherent in any litigation and the early stage of this proceeding, however, there can be no assurances that the Company will obtain a favorable resolution of the Miron Suit or that an adverse disposition of the case would not have a material adverse effect on the Company.

     Furthermore, the Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and, estimating the impact of such litigation matters, establishes reserves considered appropriate by management. The Company's estimates of the impact of these matters may change as the matters progress and are ultimately resolved.

10. STOCKHOLDERS' EQUITY

     At a Special Meeting of the Company's shareholders held on December 11, 1997, the Company's shareholders approved a recapitalization plan (the "Recapitalization"), pursuant to which the Company's Articles of Incorporation were amended and restated to: (i) effect a one-for-three reverse split (the "Reverse Split") of the Old Common Stock, (ii) reclassify each resulting whole share of Old Common Stock as a share of Class A Stock, (iii) create a new class of non-voting common stock, designated Class B Stock, and (iv) fix the relative rights, powers and limitations of the Class A Stock and the Class B Stock. The Recapitalization did not change the aggregate number of shares of the Company's authorized and outstanding capital stock. On December 12, 1997, the Recapitalization became effective and the Company's Board of Directors declared a dividend of two shares of Class B Stock on each whole share of Class A Stock resulting from the Reverse Split. On December 15, 1997, trading of both the Class A Stock and the Class B Stock commenced on the NASDAQ National Market system. Common stock options and SARs have been retroactively adjusted to reflect the Recapitalization.

     The Company's 1991 Stock Option Plan ("1991 Plan"), as amended, permits the granting of non-qualified stock options to key employees and consultants to purchase 7,400,000 shares of the Company's Class A Stock and/or Class B Stock (less shares previously exercised) at prices not less than 85% of the fair market value of such shares on the date the option is granted. All options outstanding at December 31, 1998 were granted at the fair market value of such shares on the grant date. The contractual life of the options are generally 10 years and vest ratably over a maximum of 5 years in minimum annual installments of 20%.

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

     The employees are entitled to receive dividends, but assumption of full beneficial ownership vests ratably over five years and is contingent upon remaining in continuous employment for the vesting period. Paid-in Capital in Excess of Par Value and Unearned Compensation were recorded for the market value of the shares issued. Unearned Compensation is being amortized to compensation expense over the vesting period and is shown as a reduction of stockholders' equity. Stock based compensation costs included in the determination of income were $240,000, $1,332,000, and $4,798,000 for the years ended 1998, 1997, and
1996, respectively.

     During October, 1998, 1.9 million Class A Stock options and 5.1 million Class B Stock options were repriced by the Company to reflect the then current stock price of $8.000 and $6.625 respectively.

     The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost for stock option grants been calculated using the fair value provisions of

                         HERBALIFE INTERNATIONAL, INC.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                         1998           1997           1996
                                      -----------    -----------    -----------
Net Income -- as reported...........  $48,498,000    $54,667,000    $44,791,000
Net Income -- pro forma.............  $33,190,000    $46,881,000    $42,054,000
Basic EPS -- as reported............  $      1.68    $      1.81    $      1.50
Basic EPS -- pro forma..............  $      1.15    $      1.55    $      1.41
Diluted EPS -- as reported..........  $      1.60    $      1.72    $      1.43
Diluted EPS -- pro forma............  $      1.14    $      1.49    $      1.38

     The pro forma effect on net income for the years presented is not necessarily representative of the pro forma effect on net income for future years since the pro forma compensation costs relate only to stock options granted or repriced since January 1, 1995.

     The fair value of the stock options granted during the years presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

                                             1998                    1997                    1996
                                     ---------------------   ---------------------   ---------------------
                                      CLASS A     CLASS B     CLASS A     CLASS B     CLASS A     CLASS B
                                     ---------   ---------   ---------   ---------   ---------   ---------
Risk free interest rate............      4.44%       4.51%       6.49%       6.49%       6.47%       6.47%
Expected option life...............  6.7 years   6.7 years   6.9 years   6.9 years   5.5 years   5.5 years
Volatility.........................     61.09%      59.54%      75.18%      75.18%      77.68%      77.68%
Dividend yield.....................      3.00%       3.50%       3.50%       3.50%       5.20%       5.20%

                         HERBALIFE INTERNATIONAL, INC.

     Option groups outstanding at December 31, 1998, 1997 and 1996 and related option information follows:

                                              CLASS A STOCK                               CLASS B STOCK
                               --------------------------------------------   -------------------------------------
                                                 WEIGHTED                                       WEIGHTED
                                   OPTIONS       AVERAGE         SARS             OPTIONS       AVERAGE      SARS
                               ---------------   --------   ---------------   ---------------   --------   --------
1998
Outstanding at January 1.....        2,041,000    $14.27                 --         4,156,000    $14.40          --
Granted......................          374,000     22.12                 --         1,334,000     19.89          --
Repriced.....................        1,907,000      8.00                 --         5,075,000      6.63          --
Exercised....................         (159,000)     9.86                 --          (346,000)     9.57          --
Surrendered for repricing....       (1,907,000)    17.53                 --        (5,075,000)    16.30          --
Canceled.....................          (16,000)    10.65                 --           (37,000)    10.61          --
                               ---------------    ------    ---------------   ---------------    ------    --------
Outstanding at December 31...        2,240,000     $7.85                 --         5,107,000    $ 6.58          --
                                                  ======    ===============                      ======    ========
Available for grant at
  December 31................           15,000                                         45,000
                               ---------------                                ---------------
    Total reserved shares....        2,255,000                                      5,152,000
                               ===============                                ===============
Exercisable at December 31...          736,000                                      1,462,000
                               ===============                                ===============
Option prices per share
  Granted....................   $8.00 - $22.13                                 $6.63 - $26.00
  Exercised..................   $7.38 - $19.88                                 $6.68 - $19.88
Weighted average fair value
  of options granted during
  the year...................            $4.22                                          $3.67
1997
Outstanding at January 1.....        1,312,000    $10.92             62,000         2,627,000    $10.92     124,000
  Granted....................          933,000     17.29                 --         1,940,000     17.45          --
  Exercised..................         (222,000)     7.39            (10,000)         (448,000)     7.39     (20,000)
  SAR's converted to
    options..................           52,000     15.55            (52,000)          104,000     15.55    (104,000)
  Canceled...................          (34,000)    15.56                 --           (67,000)    15.56          --
                               ---------------    ------    ---------------   ---------------    ------    --------
Outstanding at December 31...        2,041,000    $14.27                 --         4,156,000    $14.40          --
                                                  ======    ===============                      ======    ========
Available for grant at
  December 31................          226,000                                        377,000
                               ---------------                                ---------------
    Total reserved shares....        2,267,000                                      4,533,000
                               ===============                                ===============
Exercisable at December 31...          389,000                                        778,000
                               ===============                                ===============
Option prices per share
  Granted....................  $15.69 - $25.13                                $15.69 - $25.13
  Exercised..................   $0.88 - $13.00                                 $0.88 - $13.00
Weighted average fair value
  of options granted during
  the year...................            $9.46                                          $9.56
1996
Outstanding at January 1.....          972,000     $6.69             20,000         1,944,000    $ 6.69      40,000
  Granted....................          638,000     14.96             58,000         1,277,000     14.96     117,000
  Exercised..................         (280,000)     5.64             (5,000)         (559,000)     5.64     (11,000)
  Canceled...................          (18,000)     7.38            (11,000)          (35,000)     7.38     (22,000)
                               ---------------    ------    ---------------   ---------------    ------    --------
Outstanding at December 31...        1,312,000    $10.92             62,000         2,627,000    $10.92     124,000
                                                  ======    ===============                      ======    ========
Available for grant at
  December 31................          221,000                                        441,000
                               ---------------                                ---------------
    Total reserved shares....        1,533,000                                      3,068,000
                               ===============                                ===============
Exercisable at December 31...          256,000                                        513,000
                               ===============                                ===============
Option prices per share
  Granted....................  $10.13 - $19.88                                $10.13 - $19.88
  Exercised..................   $0.88 - $15.25                                 $0.88 - $15.25
Weighted average fair value
  of options granted during
  the year...................            $7.23                                          $7.23

                         HERBALIFE INTERNATIONAL, INC.

     The following table summarizes information regarding option groups outstanding at December 31, 1998.

                                                               WTD AVG
                                                 NUMBER       REMAINING    WTD AVG      OPTIONS     WTD AVG
                                               OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
                                               AT 12/31/98      LIFE        PRICE     AT 12/31/98    PRICE
                                               -----------   -----------   --------   -----------   --------
Range of Exercise Prices:
Class A
  $0.88......................................      19,000      3 Years      $0.88         19,000     $0.88
  $7.38......................................     290,000      6 Years      $7.38        238,000     $7.38
  $7.50......................................      25,000      7 Years      $7.50         20,000     $7.50
  $8.00......................................   1,906,000      8 Years      $8.00        459,000     $8.00
Class B
  $0.88......................................      38,000      3 Years      $0.88         38,000     $0.88
  $6.63......................................   5,069,000      8 Years      $6.63      1,424,000     $6.63

11. SEGMENT INFORMATION

     The Company is a network marketing company that sells a wide range of weight management products, food and dietary supplements and personal care products within one industry as defined under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

                         HERBALIFE INTERNATIONAL, INC.

     The Company has operations throughout the world (42 countries as of December 31, 1998) and is organized and managed by geographic area. Transactions between geographic segments generally represent export sales from the United States to foreign operations. Information reviewed by the Company's chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

                                                 1998        1997        1996
                                               --------    --------    --------
                                                    (DOLLARS IN MILLIONS)
TOTAL RETAIL SALES:
  United States(1)...........................  $  893.4    $  745.7    $  656.7
  Japan......................................     547.7       525.7       311.1
  Russia.....................................      96.7       157.8       142.1
  All others(1)..............................     642.0       512.0       471.1
  Elimination of intersegment sales(1).......    (535.0)     (450.5)     (380.9)
                                               --------    --------    --------
     TOTAL RETAIL SALES......................   1,644.8     1,490.7     1,200.1
                                               --------    --------    --------
DISTRIBUTOR ALLOWANCES:
  United States(2)...........................     369.5       294.3       269.7
  Japan......................................     265.4       253.7       149.0
  Russia.....................................      42.9        73.4        68.1
  All others.................................     296.7       239.0       219.2
  Elimination of intersegment allowance(2)...    (196.3)     (152.2)     (137.8)
                                               --------    --------    --------
     TOTAL DISTRIBUTOR ALLOWANCES............     778.2       708.2       568.2
                                               --------    --------    --------
NET SALES....................................  $  866.6    $  782.5    $  631.9
                                               ========    ========    ========
OPERATING INCOME(3):
  United States..............................  $  244.5    $  206.2    $  175.9
  Japan......................................      62.9        61.2        36.2
  Russia.....................................       5.0        26.4        14.9
  All others.................................      34.1        13.5        26.8
  Elimination of intersegment gross profit...    (232.5)     (191.0)     (160.7)
                                               --------    --------    --------
     TOTAL...................................     114.0       116.3        93.1
                                               --------    --------    --------
  Corporate expenses.........................     (35.7)      (30.3)      (24.4)
  Net interest income........................       2.5         4.5         4.1
  Income taxes...............................     (31.1)      (34.9)      (28.0)
  Minority interest..........................      (1.2)       (1.0)         --
                                               --------    --------    --------
NET INCOME...................................  $   48.5    $   54.6    $   44.8
                                               ========    ========    ========
TOTAL ASSETS:
  United States..............................  $  116.2    $  138.5    $  143.2
  Japan......................................      69.4        57.9        29.6
  Russia.....................................      11.0        16.2        10.6
  All others.................................     123.0        83.6        68.8
  Corporate(4)...............................      31.9        23.0        19.5
  Elimination................................      (3.3)       (4.6)       (2.6)
                                               --------    --------    --------
     TOTAL ASSETS............................  $  348.2    $  314.6    $  269.1
                                               ========    ========    ========

                         HERBALIFE INTERNATIONAL, INC.

                                                 1998        1997        1996
                                               --------    --------    --------
CAPITAL EXPENDITURES:
  United States..............................  $   14.5    $   10.5    $   11.4
  Japan......................................       1.9         2.4         0.5
  Russia.....................................       0.5          --          --
  All others.................................       2.2         0.2         3.5
                                               --------    --------    --------
     TOTAL CAPITAL EXPENDITURES..............  $   19.1    $   13.1    $   15.4
                                               ========    ========    ========
Notes:
(1) Includes intersegment sales of:
       United States.........................  $  528.9    $  447.0    $  377.2
       All others............................       6.1         3.5         3.7
                                               --------    --------    --------
          Total..............................  $  535.0    $  450.5    $  380.9
                                               ========    ========    ========
(2) Includes distributor allowance reclass
  of:
       United States.........................     196.3       152.2       137.8
       Elimination...........................    (196.3)     (152.2)     (137.8)
                                               --------    --------    --------
          Total..............................        --          --          --
                                               ========    ========    ========
(3) Includes depreciation and amortization
  of:
       United States.........................  $   11.5    $    6.9    $    5.9
       Japan.................................       1.2         0.8         0.3
       Russia................................        --          --          --
       All Others............................       3.1         3.3         4.4
                                               --------    --------    --------
          Total..............................  $   15.8    $   11.0    $   10.6
                                               ========    ========    ========
(4) Corporate assets includes:
       Goodwill..............................  $    3.3    $    3.5    $    3.6
       ST deferred taxes.....................      21.9        16.8        15.7
       LT deferred taxes.....................       6.7         2.7         0.2
                                               --------    --------    --------
          Total..............................  $   31.9    $   23.0    $   19.5
                                               ========    ========    ========

                                                 1998        1997        1996
                                               --------    --------    --------
REVENUE BY PRODUCT LINE IS AS FOLLOWS:
Weight management............................  $  512.8    $  448.9    $  358.3
Food and dietary supplements.................     865.2       805.8       666.0
Personal care products.......................     198.9       166.6       115.4
Literature, promotional and other............      67.9        69.4        60.4
                                               --------    --------    --------
          Total retail sales.................  $1,644.8    $1,490.7    $1,200.1
                                               ========    ========    ========

12. INCOME TAXES

     The components of income before income taxes were:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1998           1997           1996
                                      -----------    -----------    -----------
Domestic............................  $28,082,000    $44,769,000    $23,298,000
Foreign.............................   52,781,000     45,751,000     49,533,000
                                      -----------    -----------    -----------
                                      $80,863,000    $90,520,000    $72,831,000
                                      ===========    ===========    ===========

                         HERBALIFE INTERNATIONAL, INC.

     Income taxes are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                         ----------------------------------------
                                             1998          1997          1996
                                         ------------   -----------   -----------
CURRENT:
Foreign................................  $ 33,048,000   $25,397,000   $26,349,000
Federal................................     6,133,000     9,858,000     8,774,000
State..................................     2,754,000     2,579,000     2,600,000
DEFERRED:
Foreign................................      (395,000)    1,156,000    (3,367,000)
Federal................................    (9,814,000)   (3,749,000)   (5,589,000)
State..................................      (594,000)     (391,000)     (727,000)
                                         ------------   -----------   -----------
                                         $ 31,132,000   $34,850,000   $28,040,000
                                         ============   ===========   ===========

     The tax effects of temporary differences which gave rise to deferred income tax assets and liabilities are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                         1998          1997
                                                      -----------   -----------
DEFERRED INCOME TAX ASSETS:
Intercompany profit in inventory....................  $ 1,131,000   $ 1,693,000
Accruals not currently deductible...................   15,479,000    11,798,000
Foreign tax credits and tax loss carryforwards of
  certain foreign subsidiaries......................    5,539,000     3,966,000
Less valuation allowance............................   (3,458,000)   (1,601,000)
Depreciation/amortization...........................      201,000            --
Deferred compensation plan..........................    6,786,000     2,960,000
Accrued state income taxes..........................      630,000       640,000
Accrued vacation....................................    1,670,000            --
Other...............................................    2,670,000     1,283,000
                                                      -----------   -----------
                                                       30,648,000    20,739,000
                                                      -----------   -----------
DEFERRED INCOME TAX LIABILITIES:
Depreciation/amortization...........................           --       975,000
Payments to former partners.........................      896,000       931,000
Inventory deductibles...............................      136,000       748,000
Unrealized foreign exchange.........................    1,050,000
Other...............................................           --       322,000
                                                      -----------   -----------
                                                        2,082,000     2,976,000
                                                      -----------   -----------
NET.................................................  $28,566,000   $17,763,000
                                                      ===========   ===========

     At December 31, 1998, the Company's deferred income tax asset for U.S. foreign tax credits ($1,039,000) and tax loss carryforwards of certain foreign subsidiaries totaling $5,539,000 was reduced by a valuation allowance of $3,458,000. The tax loss carryforwards expire in varying amounts between 1999 and 2008. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                         HERBALIFE INTERNATIONAL, INC.

     The tax expense differs from the "expected" income tax expense by applying the United States statutory rate of 35% as follows:

                                                   YEAR ENDED DECEMBER 31,
                                           ---------------------------------------
                                              1998          1997          1996
                                           -----------   -----------   -----------
Tax expense at United States statutory
  rate...................................  $28,302,000   $31,682,000   $25,491,000
Increase (decrease) in tax resulting
  from:
  Foreign sales corporation..............     (194,000)   (1,846,000)     (332,000)
  U.S. foreign tax credits...............   (6,671,000)   (7,926,000)   (4,497,000)
  Increase (decrease) in valuation
     allowances..........................    1,857,000       156,000      (626,000)
  Differences between U.S. and foreign
     tax rates on foreign income.........    8,380,000    10,541,000     6,556,000
  State taxes, net of federal benefit....    1,297,000     1,428,000     1,240,000
  Other..................................   (1,839,000)      815,000       208,000
                                           -----------   -----------   -----------
          TOTAL..........................  $31,132,000   $34,850,000   $28,040,000
                                           ===========   ===========   ===========

     Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $13,891,000 at December 31, 1998. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes paid.

13. FINANCIAL INSTRUMENTS

     The Company enters into foreign exchange derivatives in the ordinary course of business primarily to reduce its exposures to currency fluctuations attributable to inter-company transactions and translation of its local currency revenue. Most of these foreign exchange contracts are designated for forecasted transactions. The use of these derivative instruments allows the Company to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities, and forecasted transactions being hedged.

     Foreign exchange option contracts are used primarily to hedge anticipated Yen revenues resulting from product sales to Japan. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. The Company has guidelines which establish a $5 million limit on the net amount of option premiums that can be purchased to hedge these exposures.

     The following table provides information about the details of the Company's option contracts at 12/31/98:

                               U.S. DOLLAR   AVERAGE
                               EQUIVALENT    STRIKE       FAIR        MATURITY     UNREALIZED
      FOREIGN CURRENCY          COVERAGE      PRICE      VALUE          DATE          LOSS
      ----------------         -----------   -------   ----------   ------------   ----------
Japanese Yen.................  $90,000,000     120     $1,781,000   Jan-Dec 1999   $1,915,000

     Foreign exchange forward contracts are occasionally used to hedge non-functional currency advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary's operating results.

                         HERBALIFE INTERNATIONAL, INC.

     The table below describes the forward contracts that were outstanding at 12/31/1998:

                                     CONTRACT     FORWARD POSITION      MATURITY    CONTRACT   UNREALIZED
         FOREIGN CURRENCY              DATE         IN US DOLLARS         DATE        RATE        LOSS
         ----------------           ----------   -------------------   ----------   --------   ----------
Buy German Mark/sell Pound
  Sterling........................  12/14/1998       $1,807,000        03/31/1999    2.759      $ (2,000)
Buy Pound Sterling/sell Dutch
  Guilders........................  08/12/1998        1,243,000        02/26/1999    3.202       (33,000)
Buy Norwegian Kroner/sell French
  Franc...........................  08/28/1998          912,000        06/30/1999    1.316        (7,000)
Buy Swedish Krona/sell French
  Franc...........................  08/28/1998          345,000        06/30/1999    1.367       (28,000)

     All foreign subsidiaries excluding those operating in hyper-inflationary environments designate their local currencies as their functional currency. In anticipation of future intercompany or dividend payments, the Company has instructed various subsidiaries to maintain most of their surplus cash in U.S. dollars. At year end the total amount of subsidiary cash that was maintained or invested in U.S. dollars was $11.5 million.

14. QUARTERLY INFORMATION (UNAUDITED)

                                                      1998            1997
                                                  ------------    ------------
FIRST QUARTER ENDED MARCH 31
Retail sales....................................  $398,447,000    $323,944,000
Net sales.......................................   209,776,000     169,977,000
Operating margin................................    92,674,000      73,351,000
Net income......................................  $ 14,788,000    $ 11,916,000
Net income per common share:
Basic...........................................  $       0.51    $       0.39
Diluted.........................................  $       0.48    $       0.38
Dividends per share paid........................  $       0.15    $       0.15
SECOND QUARTER ENDED JUNE 30
Retail sales....................................  $398,142,000    $350,020,000
Net sales.......................................   209,944,000     184,891,000
Operating margin................................    96,223,000      81,636,000
Net income......................................  $ 15,328,000    $ 13,700,000
Net income per common share:
Basic...........................................  $       0.53    $       0.45
Diluted.........................................  $       0.50    $       0.44
Dividends per share paid........................  $       0.15    $       0.15

                         HERBALIFE INTERNATIONAL, INC.

                                                      1998            1997
                                                  ------------    ------------
THIRD QUARTER ENDED SEPTEMBER 30
Retail sales....................................  $402,704,000    $393,894,000
Net sales.......................................   213,032,000     207,227,000
Operating margin................................    94,041,000      92,113,000
Net income......................................  $  7,052,000    $ 14,253,000
Net income per common share:
Basic...........................................  $       0.25    $       0.47
Diluted.........................................  $       0.24    $       0.45
Dividends per share paid........................  $       0.15    $       0.15
FOURTH QUARTER ENDED DECEMBER 31
Retail sales....................................  $445,544,000    $422,835,000
Net sales.......................................   233,890,000     220,357,000
Operating margin................................   101,981,000      96,399,000
Net income......................................  $ 11,330,000    $ 14,798,000
Net income per common share:
Basic...........................................  $       0.40    $       0.49
Diluted.........................................  $       0.38    $       0.47
Dividends per share paid........................  $       0.15    $       0.15

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 30, 1999

                                          HERBALIFE INTERNATIONAL, INC.

                                          By:        /s/ TIM GERRITY
                                                        Tim Gerrity
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

                /s/ MARK HUGHES                        Chairman of the Board and        March 30, 1999
------------------------------------------------       President, Chief Executive
                  Mark Hughes                         Officer (Principal Executive
                                                                Officer)

              /s/ CHRISTOPHER PAIR                    Director and Executive Vice       March 30, 1999
------------------------------------------------       President, Chief Operating
                Christopher Pair                                Officer

              /s/ MICHAEL E. ROSEN                    Director and Executive Vice       March 30, 1999
------------------------------------------------     President, Chief Executive of
                Michael E. Rosen                    Corporate Development/Marketing

                /s/ EDWARD HALL                                 Director                March 30, 1999
------------------------------------------------
                  Edward Hall

                 /s/ ALAN LIKER                                 Director                March 30, 1999
------------------------------------------------
                   Alan Liker

            /s/ CHRISTOPHER M. MINER                            Director                March 30, 1999
------------------------------------------------
              Christopher M. Miner

                         HERBALIFE INTERNATIONAL, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION                           PAGE NO./(FOOTNOTE)
-------                            -----------                           -------------------
 3.1       Amended and Restated Articles of Incorporation                      (10)
 3.2       Amended and Restated Bylaws                                         (2)
 4.1       Form of Class A Common Stock and Class B Common Stock               (12)
           Certificates
10.1       Final Judgment and Permanent Injunction, entered into on            (1)
           October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife
           International, Inc. et al., Case No. 92767 in the Superior
           Court of the State of California for the County of Santa
           Cruz
10.2       The Company's 1991 Stock Option Plan, as amended                 (7), (13)
10.3       The Company's 1992 Executive Incentive Compensation Plan, as      (2), (7)
           amended
10.4       Form of Individual Participation Agreement relating to the          (2)
           Company's Executive Compensation Plan
10.5       Form of Letter Agreement between the Compensation Committee         (2)
           of the Board of Directors of the Company and Mark Hughes
10.6       Form of Indemnity Agreement between the Company and certain         (2)
           officers and directors of the Company
10.7       Trust Agreement among the Company, Citicorp Trust, N.A. and         (2)
           certain officers and directors of the Company
10.8       Form of Stock Appreciation Rights Agreement between the             (2)
           Company and certain directors of the Company
10.9       1994 Performance Based Annual Incentive Compensation Plan,     (4), (7), (11)
           as amended and restated in 1996
10.10      Form of Promissory Note for Advances under the Company's            (5)
           1994 Performance Based Annual Incentive Compensation Plan
10.11      Employment Agreement between the Company and Chris Pair             (3)
           dated April 3, 1994
10.12      The Company's Executive Officer Deferred Compensation Plan,         (5)
           amending and relating the Deferred Compensation Agreement
           between the Company and Michael Rosen
10.13      Office lease agreement between the Company and State                (6)
           Teacher's Retirement System, dated July 20, 1995
10.14      Form of stock appreciation rights agreements between the            (6)
           Company and certain directors of the Company
10.15      The Company's Senior Executive Deferred Compensation Plan,          (6)
           effective January 1, 1996, as amended
10.16      The Company's Management Deferred Compensation Plan,                (6)
           effective January 1, 1996, as amended
10.17      Master Trust Agreement between the company and Imperial             (6)
           Trust Company, Inc., effective January 1, 1996
10.18      The Company's 401K Plan, as amended                                 (6)
10.19      Agreement Concerning Share Allocation Plan for Specific             (8)
           Directors of Herbalife of Japan K.K. dated December 30,
           1996.

EXHIBIT
NUMBER                             DESCRIPTION                           PAGE NO./(FOOTNOTE)
-------                            -----------                           -------------------
10.20      Consulting Agreement between David Addis and Herbalife of           (8)
           America, Inc. dated January 27, 1997.
10.21      Agreement between Herbalife International of America, Inc.          (9)
           and D&F Industries, Inc. dated September 2, 1997
10.22      Agreement between Herbalife International of America, Inc.          (9)
           and Dynamic Products, Inc. dated September 2, 1997
10.23      Agreement between Herbalife International of America, Inc.          (9)
           and Raven Industries, Inc. d/b/a Omni-Pak Industries, dated
           September 2, 1997
10.24      The Company's Supplemental Executive Retirement Plan                (12)
10.25      Credit Agreement between Herbalife International of America,        (14)
           Inc. and First National Bank of Chicago, dated December 14,
           1998
21         List of subsidiaries of the Company                                 (14)
23.1       Independent Auditor's Consent                                       (14)
27         Financial Data Schedule                                             (14)

---------------
 (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

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

(11) Incorporated by reference to the Company's Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders.

(14) Filed herewith.