Form 10-Q
period 1999-03-31
HERBALIFE INTERNATIONAL INC
filed 1999-05-12
CIK 791449

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                                Yes          No
                                    -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of Common Stock, as of April 30, 1999 was:

                   Shares of Class A Common Stock  9,982,407
                   Shares of Class B Common Stock 18,604,873


================================================================================

                          HERBALIFE INTERNATIONAL, INC.


                   Index to Financial Statements and Exhibits

           Filed with the Quarterly Report of the Company on Form 10-Q

                    For the Three Months Ended March 31, 1999


                          PART I. FINANCIAL INFORMATION


                                                                    Page No.
                                                                    --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets                                  2 - 3

         Consolidated Statements of Income                              4

         Consolidated Statements of Cash Flows                          5

         Notes to Consolidated Financial Statements                   6 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9 - 14

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             15

Item 2.  Changes in Securities and Use of Proceeds                     15

Item 3.  Defaults Upon Senior Securities                               15

Item 4.  Submission of Matters to a Vote of Security Holders           15

Item 5.  Other Information                                             15

Item 6.  Exhibits and Reports on Form 8-K                            16 - 17

Signature                                                              18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                     ASSETS


                                                                 March 31,       December 31,
                                                                    1999             1998
                                                                ------------     ------------
CURRENT ASSETS:

     Cash and cash equivalents                                  $117,525,000     $100,721,000

     Marketable securities                                         7,470,000        5,186,000

     Receivables                                                  30,890,000       44,471,000

     Inventories                                                  80,417,000       88,138,000

     Prepaid income taxes                                          3,109,000        2,931,000

     Prepaid expenses and other current assets                    12,726,000       14,734,000

     Deferred income taxes                                        19,582,000       21,870,000
                                                                ------------     ------------
Total current assets                                             271,719,000      278,051,000

Property, at cost, net of accumulated depreciation and
  amortization of $49,108,000 (1999) and $45,792,000 (1998)       37,584,000       37,448,000

Deferred compensation plan assets                                 22,474,000       18,059,000

Other assets                                                       4,255,000        4,642,000

Deferred income taxes                                              6,987,000        6,696,000

Goodwill, net of accumulated amortization of
  $1,645,000 (1999) and $1,601,000 (1998)                          3,243,000        3,287,000
                                                                ------------     ------------
TOTAL                                                           $346,262,000     $348,183,000
                                                                ============     ============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   March 31,        December 31,
                                                                     1999               1998
                                                                 -------------      -------------
CURRENT LIABILITIES:

  Accounts payable                                               $  14,169,000      $  14,963,000

  Royalty overrides                                                 62,529,000         58,389,000

  Accrued compensation                                              19,307,000         18,132,000

  Accrued expenses                                                  27,985,000         29,007,000

  Dividends payable                                                  4,288,000          4,296,000

  Current portion of contracts payable and bank loans                3,092,000          2,639,000

  Advance sales deposits                                            11,848,000          7,919,000

  Income taxes payable                                               6,147,000         22,083,000
                                                                 -------------      -------------
Total current liabilities                                          149,365,000        157,428,000

NON-CURRENT LIABILITIES:

  Contracts payable, net of current portion                          2,022,000          2,357,000

  Accrued deferred compensation plan liability                      19,060,000         17,244,000

  Other non-current liabilities and deferred credits                 5,314,000          4,748,000
                                                                 -------------      -------------

Total liabilities                                                  175,761,000        181,777,000
                                                                 -------------      -------------

MINORITY INTEREST                                                    2,844,000          2,595,000
                                                                 -------------      -------------

STOCKHOLDERS' EQUITY:

  Common stock A, $0.01 par value; 33,333,333 shares
    authorized, 9,982,325 (1999) and 9,980,753 (1998) shares
    issued and outstanding                                             100,000            100,000

  Common stock B, $0.01 par value; 66,666,667 shares
    authorized, 18,604,709 (1999) and 18,603,561 (1998)
    shares issued and outstanding                                      186,000            186,000

  Paid-in-capital in excess of par value                            54,855,000         54,823,000

  Retained earnings                                                118,373,000        110,941,000

  Accumulated other comprehensive income                            (5,857,000)        (2,239,000)
                                                                 -------------      -------------

Total stockholders' equity                                         167,657,000        163,811,000
                                                                 -------------      -------------
TOTAL                                                            $ 346,262,000      $ 348,183,000
                                                                 =============      =============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                THREE MONTHS ENDED
                                                            March 31,        March 31,
                                                               1999             1998
                                                           ------------     ------------
Retail sales                                               $428,799,000     $398,447,000

     Less: Distributor allowances on product purchases      202,360,000      188,671,000
                                                           ------------     ------------

Net sales                                                   226,439,000      209,776,000

     Cost of sales                                           58,491,000       54,511,000

     Royalty overrides                                       66,770,000       62,591,000

     Marketing, distribution & administrative expenses       82,133,000       68,963,000

     Interest income - net                                      404,000          878,000
                                                           ------------     ------------

Income before income taxes  and minority interest            19,449,000       24,589,000

     Income taxes                                             7,488,000        9,467,000
                                                           ------------     ------------

Income before minority interest                              11,961,000       15,122,000

     Minority interest                                          249,000          334,000
                                                           ------------     ------------

NET INCOME                                                 $ 11,712,000     $ 14,788,000
                                                           ============     ============

EARNINGS PER SHARE:
  Basic                                                    $       0.41     $       0.51
  Diluted                                                          0.38             0.48

CASH DIVIDENDS PER COMMON SHARE                            $       0.15     $       0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                      28,585,000       29,217,000
  Effect of stock options                                     2,000,000        1,492,000
                                                           ------------     ------------
  Diluted                                                    30,585,000       30,709,000
                                                           ============     ============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                     March 31, 1999    March 31, 1998
                                                     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $  11,712,000      $ 14,788,000

Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                        4,041,000         2,968,000
    Deferred income taxes                                1,834,000          (790,000)
    Amortization of unearned compensation                       --            65,000
    Stock grant                                                 --            88,000
    Unrealized foreign exchange loss                       487,000            15,000
    Minority interest in earnings                          249,000           334,000

    Changes in operating assets and liabilities:
       Receivables                                      12,147,000         7,617,000
       Inventories                                       5,515,000        (8,193,000)
       Prepaid expenses and other current assets           545,000        (3,436,000)
       Other assets                                        283,000          (197,000)
       Accounts payable                                   (223,000)        6,405,000
       Royalty overrides                                 5,940,000         1,250,000
       Accrued expenses and accrued compensation         2,688,000        (3,328,000)
       Advance sales deposits                            4,252,000        (7,562,000)
       Income taxes payable                            (15,048,000)        3,315,000
       Deferred compensation liability                   1,816,000         3,330,000
                                                     -------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               36,238,000        16,669,000
                                                     -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property                              (4,676,000)       (2,300,000)
     Proceeds from sale of property                         35,000            29,000
     Changes in marketable securities                   (2,285,000)        6,209,000
     Deferred compensation plan                         (4,415,000)       (8,303,000)
                                                     -------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                  (11,341,000)       (4,365,000)
                                                     -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                     (4,296,000)       (4,500,000)
     Additions to loans payable                            484,000           858,000
     Principal payments on loans payable                  (369,000)         (380,000)
     Exercise of stock options                              32,000         2,084,000
     Stock repurchases                                          --       (19,572,000)
     Recapitalization costs                                     --          (611,000)
                                                     -------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                   (4,149,000)      (22,121,000)
                                                     -------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (3,944,000)         (162,000)
                                                     -------------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 16,804,000        (9,979,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1                 100,721,000        78,913,000
                                                     -------------      ------------
CASH AND CASH EQUIVALENTS AT MARCH 31                $ 117,525,000      $ 68,934,000
                                                     =============      ============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. and subsidiaries (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective January 1, 2000. The Company has not yet analyzed the impact of adopting this statement.

In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on the capitalization of software for internal use. The Company adopted SOP 98-1 on January 1, 1999, as required. The effects of adopting this SOP did not have a material impact on consolidated financial position, results of operation or cash flows.

RECLASSIFICATIONS

Certain reclassifications were made to prior year statements to conform to current year presentation.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

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

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. COMPREHENSIVE INCOME

   Comprehensive income is summarized as follows:


                                                                  Three Months Ended
                                                                       March 31,
                                                                1999              1998
                                                            ------------      ------------
        Net Income                                          $ 11,712,000      $ 14,788,000

        Foreign currency translation adjustment               (3,617,000)         (431,000)
        Unrealized gain/(loss) on marketable securities           (1,000)           91,000
                                                            ------------      ------------
        Comprehensive income                                $  8,094,000      $ 14,448,000
                                                            ============      ============


5. SEGMENT INFORMATION

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

The Company has operations throughout the world (43 countries as of March 31, 1999) and is organized and managed by geographic segments. Information reviewed by the Company's chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT

                                                            Three months ended
                                                                 March 31,
                                                             1999        1998
                                                           --------    --------
                                                           (DOLLARS IN MILLIONS)
        TOTAL RETAIL SALES:
          United States(1) ...........................     $  195.7    $  218.5
          Japan ......................................        145.1       127.6
          Russia .....................................         11.2        46.1
          All others(1) ..............................        178.6       141.4
          Elimination of intersegment sales(1) .......       (101.8)     (135.2)
                                                           --------------------
             TOTAL RETAIL SALES ......................        428.8       398.4
                                                           --------------------
        DISTRIBUTOR ALLOWANCES:
          United States ..............................         74.4        90.6
          Japan ......................................         70.8        61.9
          Russia .....................................          5.2        21.1
          All others .................................         82.2        64.9
          Elimination of intersegment allowance (U.S.)        (30.2)      (49.9)
                                                           --------------------
             TOTAL DISTRIBUTOR ALLOWANCES ............        202.4       188.6
                                                           --------------------
        NET SALES ....................................     $  226.4    $  209.8
                                                           ====================
        OPERATING INCOME:
          United States ..............................     $   50.4    $   56.7
          Japan ......................................         20.7        18.7
          Russia .....................................         (3.7)        9.6
          All others .................................         10.2         8.0
          Elimination of intersegment gross profit ...        (46.4)      (58.3)
                                                           --------------------
             TOTAL ...................................         31.2        34.7
                                                           --------------------
          Corporate expenses .........................        (12.2)      (11.0)
          Net interest income ........................          0.4         0.9
          Income taxes ...............................         (7.5)       (9.5)
          Minority interest ..........................         (0.2)       (0.3)
                                                           --------------------
        NET INCOME ...................................     $   11.7    $   14.8
                                                           ====================
        NOTES:
              (1) Includes intersegment sales of:
                       United States                       $  100.8    $  132.8
                       All others                               1.0         2.4
                                                           --------------------
                   Total                                   $  101.8    $  135.2
                                                           ====================

        SALES BY PRODUCT LINE

                       Weight Management                   $  225.8    $  204.9
                       Food & Dietary Supplement              140.2       118.4
                       Personal Care Products                  51.8        55.2
                       Other                                   11.0        19.9
                                                           --------------------
                          Total Sales                      $  428.8    $  398.4
                                                           ====================

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

The Company's use of "retail sales" in reporting financial and operating data reflects the fundamental role of "retail sales" in the Company's accounting systems, internal controls and operations, including the basis upon which distributor bonuses are paid. The retail sales price of the Company's products is reflected in distributor invoices as the price charged to distributors together with, in most cases, a deduction for the corresponding distributor allowance. The U.S. retail sales is used by the Company to calculate, among other things, royalty overrides and "volume points" earned by distributors. Volume points are point values assigned to each of the Company's products that are equal in all countries and are used as a supervisor qualification criteria. In addition, management relies upon "retail sales" data reflected in daily sales reports to monitor results of operations in each of the Company's markets.

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

COMPARISON OF FIRST QUARTER 1999 TO 1998

Retail sales for the three months ended March 31, 1999 increased 7.6% to $428.8 million as compared to sales of $398.4 million in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)
COMPARISON OF FIRST QUARTER 1999 TO 1998 (CONTINUED)
RETAIL SALES BY GEOGRAPHICAL SEGMENTS (DOLLARS IN MILLIONS):

                                             Three Months Ended March 31,
                                  ---------------------------------------------------
                                                                 %      % Change in
                                    1999          1998         Change  Local Currency
                                  --------      --------       ------  --------------
        Asia/Pacific Rim          $  193.4      $  151.4        27.7%        17%
        Europe                       114.3         135.8       (15.8)%      (16)%
        The Americas                 121.1         111.2         8.9%        15%
                                  --------      --------       ------       ----
        Total Retail Sales        $  428.8      $  398.4         7.6%         5%
                                  ========      ========       ======       ====

Retail sales within the Asia/Pacific Rim region increased 27.7% to $193.4 million in the first quarter of 1999 as compared to the same period in 1998. In Japan, first quarter retail sales of $145.1 million represents a 13.7% increase from $127.6 million in the prior year. In local currency retail sales in Japan increased 3%. Retail sales in South Korea and Hong Kong increased to $19.2 million and $9.3 million, respectively, compared to $1.9 million and $4.7 million in the prior year.

In Europe, retail sales decreased 15.8% to $114.3 million in the first quarter of 1999 as compared to the same period in 1998. The decrease reflects the ongoing uncertain economic conditions in Russia, where retail sales decreased 75.7% to $11.2 million. Excluding Russia, retail sales increased 15% over the corresponding prior year period. Retail sales in Italy increased 23.5% to $27.0 million from the prior year period, and Germany increased 7.5% to $14.7 million.

Retail sales in the Americas increased 8.9% to $121.1 million in the first quarter of 1999 as compared to the same period in 1998. The increase was negatively impacted by the significant devaluation of the Brazilian Real, which resulted in a retail sales decrease in Brazil of 31.6% to $8.2 million. In local currency retail sales in Brazil increased 7%. Retail sales in the United States, Mexico and Canada increased 10.6%, 60.7% and 26.2% to $94.9 million, $8.4 million and $5.9 million, respectively.

RETAIL SALES BY PRODUCT SEGMENTS (DOLLARS IN MILLIONS):

                                             Three Months Ended March 31,
                                            -------------------------------
                                                                       %
                                              1999        1998       Change
                                            --------    --------     ------
        Food & Dietary Supplements          $  225.8    $  204.9      10.2%
        Weight Management                      140.2       118.4      18.4%
        Personal Care                           51.8        55.2      (6.2)%
        Literature/ Promotional/ Other          11.0        19.9     (44.7)%
                                            --------    --------     ------
           Total Retail Sales               $  428.8    $  398.4       7.6%
                                            ========    ========     ======

For the three month period ended March 31, 1999, retail sales of weight management and food & dietary supplements increased 18.4% and 10.2%, respectively, as compared to the same period in the prior year. The increases in the product segments were primarily due to the same factors identified in the geographical segments previously discussed. The personal care product segment decreased 6.2% compared to the same period in the prior year, mostly due to the significant decrease in Russian sales, which had a proportionate higher percent of personal care sales compared to other countries. Prior year numbers have been reclassified to conform with current year presentation.

OPERATING INFORMATION:

Gross profit of $101.2 million for the three months ended March 31, 1999 was $8.5 million, or 9.2%, higher than gross profit of $92.7 million in the prior year. As a percentage of retail sales, gross profit for the three months ended March 31, 1999 as compared to the same period in the prior year increased from 23.3% to 23.6%. The increase in gross profit as a percentage of retail sales primarily resulted from lower purchased cost of weight management and nutritional products and a special distributor incentive program in 1998, which was not repeated in 1999. Partially offseting these benefits were costs associated with a limited time sales promotion in Russia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF FIRST QUARTER 1999 TO 1998 (CONTINUED)

Marketing, distribution and administrative expenses, as a percentage of retail sales, were 19.2% for the three month period ended March 31, 1999 as compared to 17.3% for the same period in 1998. These expenses for the same periods increased 19.1% to $82.1 million from $69.0 million in the prior year. The increase includes the effect of the Company's continued investment in corporate and operational support, enhanced product distribution capabilities and Year 2000 conversion cost. In addition, the first quarter of 1999 was negatively impacted by $3 million of Yen option premium expenses, options which were purchased to protect financial results from a potential weakening of the Japanese Yen.

The Japanese Yen strengthened against the U.S. Dollar resulting in proportionately higher revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. The effect of the stronger Japanese Yen on the Company's net income per diluted share for the three months ended March 31, 1999 was approximately $.07 as compared to the exchange rates in effect for the same period of 1998. The effect of foreign currency changes of this nature in countries other than Japan was not individually material to the operations of the Company; however, the strengthening of the U.S. Dollar in relation to the currencies of countries other than Japan amounted to approximately $.03 per diluted share as compared to the exchange rates in effect for the same period in the prior year.

Income taxes of $7.5 million for the three months ended March 31, 1999 decreased from $9.5 million in the prior year. As a percentage of pre-tax income, income taxes remained unchanged at 38.5% in 1999.

Net income for the three months ended March 31, 1999 decreased 20.8% to $11.7 million as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the three months ended March 31, 1999, net cash provided by operating activities was $36.2 million, compared to $16.7 million for the same period in 1998. The increase primarily resulted from (i) reductions in receivable and inventory balances; and (ii) increases in accounts payable, accrued expenses and compensation, and advanced sales deposits. The increase was partially offset by reductions in the income tax payable balance.

Capital expenditures for the three months ended March 31, 1999 were $4.7 million compared to $2.3 million for the same period in the prior year. The majority of the 1999 expenditures resulted from investment in management information systems and the expansion of office facilities and equipment in the U.S. For 1999, the Company is planning to invest approximately $22 million in the continued development of management information systems and expansion of new and existing facilities. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that up to $9 million will be required for pre-opening expenses, capital expenditures and other operating cash flow needs associated with its 1999 new market expansion activities.

Stockholders' equity increased $3.8 million to $167.7 million during the three months ended March 31, 1999. For the first quarter of 1999, net income of $11.7 million was offset by dividends declared of $4.3 million and a translation loss of $3.6 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

Cash and cash equivalents and marketable securities totaled $125.0 million at March 31, 1999 compared to $105.9 million at December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF FIRST QUARTER 1999 TO 1998 (CONTINUED)

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are generally made in U.S. Dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. Dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. The Company from time to time enters into forward exchange contracts and other hedging arrangements to manage its foreign exchange risk on intercompany transactions. During 1999, most Asian, European and American currencies remained stable against the U.S. Dollar with the exception of the Brazilian Real. The 31% devaluation of the Brazilian Real during the first quarter of 1999 did not have a material impact on net income and earnings per share for the quarter. The foreign exchange loss of $3.9 million for the first quarter of 1999 as compared to a loss of $0.6 million for the same period in 1998 was principally due to a $3 million yen option premium expense.

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

The Company has also identified and contacted key third parties to determine the status of their Year 2000 compliance and any probable impact on the Company. If key third parties are not Year 2000 compliant and their non-compliance causes a material disruption to any of their respective businesses, the Company's business could be materially adversely affected. Disruptions could also include, among other things, a financial institution's inability to take and transfer funds; an interruption in delivery of supplies from vendors; a loss of voice and data connections; a loss of power to the Company's facilities; and other interruptions to the normal course of the Company's operations, the nature and extent of which is hard to foresee. The Company will continue to evaluate the nature of these risks, but at this time is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length of other effects, if any, it may have.

As of March 31, 1999, the Company had incurred approximately $14 million for Year 2000 efforts. Future costs are estimated to be up to $11 million, which are expected to be funded through operating cash flows. Such expenditures are expensed or capitalized, as appropriate. The financial impact of making any required system changes or other remediation efforts cannot be known precisely at this time, but it is not expected to be material to the Company's financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF FIRST QUARTER 1999 TO 1998 (CONTINUED)

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

In January 1996, the Company's Board of Directors approved a one million share stock repurchase program, which was completed in April 1997. In April 1997, the Board of Directors adopted an additional $30 million stock repurchase program which was completed in February 1998. In February 1998 and again in July 1998, the Board authorized two additional $20 million stock repurchase programs, the first of which was completed in September 1998. Pursuant to these stock repurchase programs, the Company expended $7.5 million, $26.0 million and $32.5 million in 1996, 1997 and 1998, respectively. No stock repurchases were made in the first quarter of 1999.

The Company has pledged cash and cash equivalents to secure bank financing primarily for the benefit of its foreign subsidiaries, including letters of credit, lines of credit, leases, and other obligations. As of March 31, 1999, an aggregate of $2.5 million had been pledged against $2.0 million of commitments for debt obligations.

At March 31, 1999, the Company had $30.2 million of credit facilities, including a two year unsecured committed line of credit totaling $25 million, of which $9.3 million is outstanding. The majority of these facilities expire in 2000. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities. The terms of the $25 million line of credit agreement contain, among other provisions, requirements for maintaining defined levels of working capital, net worth and fixed charge ratio.

For a discussion of certain contingencies that may impact liquidity and capital resources, see "Note 3, Contingencies," in the Company's consolidated financial statements included herein.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, the Company uses derivative financial instruments to manage or hedge these risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures.

See disclosures under Item 7a. "Quantitative and Qualitative Disclosures about Market Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. No significant changes have occurred during the first quarter of 1999.

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

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and in footnote three to the Financial Statements included in Item 1 of this document.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

                          HERBALIFE INTERNATIONAL, INC.

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                                        DESCRIPTION                                   PAGE NO./(FOOTNOTE)
-------------------------------------------------------------------------------------------------------------------
      3.1        Amended and Restated Articles of Incorporation                                       (10)

      3.2        Amended and Restated Bylaws                                                           (2)

      4.1        Form of Class A Common Stock and Class B Common Stock Certificates                   (12)

     10.1        Final Judgment and Permanent Injunction, entered into on October,  1986 by            (1)
                 the parties to that action entitled People of the State of California, et
                 al., v Herbalife International, Inc. et al.,  Case No. 92767 in the
                 Superior Court of the State of California for the County of Santa Cruz

     10.2        The Company's 1991 Stock Option Plan, as amended                                   (7), (13)

     10.3        The Company's 1992 Executive Incentive Compensation Plan, as amended               (2), (7)

     10.4        Form of Individual Participation Agreement relating to the Company's                  (2)
                 Executive Compensation Plan

     10.5        Form of Letter Agreement between the Compensation Committee of the Board              (2)
                 of Directors of the Company and Mark Hughes

     10.6        Form of Indemnity Agreement between the Company and certain officers and              (2)
                 directors of the Company

     10.7        Trust Agreement among the Company, Citicorp Trust, N.A. and certain                   (2)
                 officers and directors of the Company

     10.8        Form of Stock Appreciation Rights Agreement between the Company and                   (2)
                 certain directors of the Company

     10.9        1994 Performance Based Annual Incentive Compensation Plan, as amended and       (4), (7), (11)
                 restated in 1996

     10.10       Form of Promissory Note for Advances under the Company's 1994 Performance             (5)
                 Based Annual Incentive Compensation Plan

     10.11       Employment Agreement between the Company and Chris Pair dated April 3, 1994           (3)

     10.12       The Company's Executive Officer Deferred Compensation Plan,  amending and             (5)
                 relating the Deferred Compensation Agreement between the Company and
                 Michael Rosen

     10.13       Office lease agreement between the Company and State Teacher's Retirement             (6)
                 System, dated July 20, 1995

     10.14       Form of stock appreciation rights agreements between the Company and                  (6)
                 certain directors of the Company

     10.15       The Company's Senior Executive Deferred Compensation Plan,  effective                 (6)
                 January 1, 1996, as amended

     10.16       The Company's Management Deferred Compensation Plan, effective January 1,             (6)
                 1996, as amended

     10.17       Master Trust Agreement between the company and Imperial Trust Company,                (6)
                 Inc., effective January 1, 1996

     10.18       The Company's 401K Plan, as amended                                                   (6)

    EXHIBIT
    NUMBER                                        DESCRIPTION                                   PAGE NO./(FOOTNOTE)
-------------------------------------------------------------------------------------------------------------------
     10.19       Agreement Concerning Share Allocation Plan for Specific Directors of                  (8)
                 Herbalife of Japan K.K. dated December 30, 1996.

     10.20       Consulting Agreement between David Addis and Herbalife of America, Inc.               (8)
                 dated January 27, 1997.

     10.21       Agreement between Herbalife International of America, Inc. and D&F                    (9)
                 Industries, Inc. dated September 2, 1997

     10.22       Agreement between Herbalife International of America, Inc. and Dynamic                (9)
                 Products, Inc. dated September 2, 1997

     10.23       Agreement between Herbalife International of America, Inc. and Raven                  (9)
                 Industries, Inc. d/b/a Omni-Pak Industries, dated September 2, 1997

     10.24       The Company's Supplemental Executive Retirement Plan                                 (12)

     10.25       Credit Agreement between Herbalife International of America, Inc.  and               (14)
                 First National Bank of Chicago, dated December 14, 1998

     21          List of subsidiaries of the Company                                                  (14)

     27          Financial Data Schedule                                                              (15)

----------

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

(11) Incorporated by reference to the Company's Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders.

(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(15)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   May 12, 1999


                                   HERBALIFE INTERNATIONAL, INC.
                                         (Registrant)


                                   By: /s/ TIMOTHY GERRITY
                                       ----------------------------
                                           Timothy Gerrity
                                       Executive Vice President and
                                         Chief Financial Officer