Form 10-Q
period 1999-06-30
HERBALIFE INTERNATIONAL INC
filed 1999-08-16
CIK 791449

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of each of the registrant's classes of Common Stock, as of July 31, 1999 was:

                                       Shares of Class A Common Stock 9,982,300
                                       Shares of Class B Common Stock 18,604,515


================================================================================

                          HERBALIFE INTERNATIONAL, INC.



                   Index to Financial Statements and Exhibits

           Filed with the Quarterly Report of the Company on Form 10-Q

                       For the Quarter Ended June 30, 1999



                          PART I. FINANCIAL INFORMATION


        Item 1.  Financial Statements:                                      Page No.
                                                                            --------
                 Consolidated Balance Sheets                                  2 - 3

                 Consolidated Statements of Income                              4

                 Consolidated Statements of Cash Flows                          5

                 Notes to Consolidated Financial Statements                   6 - 8

        Item 2.  Management's Discussion and Analysis of Financial           9 - 15
                 Condition and Results of Operations

                           PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                             16

        Item 2.  Changes in Securities and Use of Proceeds                     16

        Item 3.  Defaults Upon Senior Securities                               16

        Item 4.  Submission of Matters to a Vote of Security Holders           16

        Item 5.  Other Information                                             16

        Item 6.  Exhibits and Reports on Form 8-K                            17 - 18

    Signature                                                                  19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                     ASSETS


                                                                   June 30,        December 31,
                                                                     1999              1998
                                                                 ------------      ------------
CURRENT ASSETS:

     Cash and cash equivalents                                   $112,528,000      $100,721,000

     Marketable securities                                         22,079,000         5,186,000

     Receivables                                                   30,028,000        44,471,000

     Inventories                                                   76,013,000        88,138,000

     Prepaid income taxes                                           2,601,000         2,931,000

     Prepaid expenses and other current assets                     15,266,000        14,734,000

     Deferred income taxes                                         18,789,000        21,870,000
                                                                 ------------      ------------

Total current assets                                              277,304,000       278,051,000


Property, at cost, net of accumulated depreciation and
  amortization of $47,601,000 (1999) and $45,792,000 (1998)        39,751,000        37,448,000

Deferred compensation plan assets                                  25,188,000        18,059,000

Other assets                                                        4,063,000         4,642,000

Deferred income taxes                                               7,035,000         6,696,000

Goodwill, net of accumulated amortization of
     $1,688,000 (1999) and $1,601,000 (1998)                        3,200,000         3,287,000
                                                                 ------------      ------------

TOTAL                                                            $356,541,000      $348,183,000
                                                                 ============      ============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30,          December 31,
                                                                        1999                1998
                                                                    -------------       -------------
CURRENT LIABILITIES:

  Accounts payable                                                  $  15,110,000       $  14,963,000

  Royalty overrides                                                    65,666,000          58,389,000

  Accrued compensation                                                 19,554,000          18,132,000



  Accrued expenses                                                     26,584,000          29,007,000

  Dividends payable                                                     4,280,000           4,296,000

  Current portion of contracts payable and bank loans                   3,465,000           2,639,000

  Advance sales deposits                                               10,909,000           7,919,000

  Income taxes payable                                                  4,680,000          22,083,000
                                                                    -------------       -------------

Total current liabilities                                             150,248,000         157,428,000

NON-CURRENT LIABILITIES:

  Contracts payable, net of current portion                             1,657,000           2,357,000

  Accrued deferred compensation plan liability                         22,216,000          17,244,000

  Other non-current liabilities and deferred credits                    5,054,000           4,748,000
                                                                    -------------       -------------

Total liabilities                                                     179,175,000         181,777,000
                                                                    -------------       -------------

MINORITY INTEREST                                                       1,950,000           2,595,000
                                                                    -------------       -------------

STOCKHOLDERS' EQUITY:

  Common stock A, $0.01 par value; 33,333,333 shares
    authorized, 9,982,488 (1999) and 9,980,753 (1998) shares
    issued and outstanding                                                100,000             100,000

  Common stock B, $0.01 par value; 66,666,667 shares
    authorized, 18,605,037 (1999) and 18,603,561 (1998) shares
    issued and outstanding                                                186,000             186,000

  Paid-in-capital in excess of par value                               54,860,000          54,823,000

  Retained earnings                                                   126,285,000         110,941,000

  Accumulated other comprehensive loss                                 (6,015,000)         (2,239,000)
                                                                    -------------       -------------

Total stockholders' equity                                            175,416,000         163,811,000
                                                                    -------------       -------------

TOTAL                                                               $ 356,541,000       $ 348,183,000
                                                                    =============       =============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                                                            -------------     -------------     -------------     -------------
Retail sales                                                $425,765,000      $398,142,000      $854,563,000      $796,589,000

     Less: Distributor allowances on product purchases       199,415,000       188,198,000       401,774,000       376,869,000
                                                            ------------      ------------      ------------      ------------

Net sales                                                    226,350,000       209,944,000       452,789,000       419,720,000

     Cost of sales                                            57,624,000        53,635,000       116,116,000       108,146,000

     Royalty overrides                                        68,170,000        60,086,000       134,940,000       122,676,000

     Marketing, distribution & administrative expenses        80,878,000        71,682,000       163,011,000       140,645,000

     Interest income - net                                       432,000           798,000           837,000         1,675,000
                                                            ------------      ------------      ------------      ------------

Income before income taxes  and minority interest             20,110,000        25,339,000        39,559,000        49,928,000

     Income taxes                                              7,743,000         9,756,000        15,230,000        19,222,000
                                                            ------------      ------------      ------------      ------------

Income before minority interest                               12,367,000        15,583,000        24,329,000        30,706,000

     Minority interest                                           175,000           255,000           424,000           590,000
                                                            ------------      ------------      ------------      ------------

NET INCOME                                                  $ 12,192,000      $ 15,328,000      $ 23,905,000      $ 30,116,000
                                                            ============      ============      ============      ============

EARNINGS PER SHARE:
  Basic                                                     $       0.43      $       0.53      $       0.84      $       1.03
  Diluted                                                   $       0.40      $       0.50      $       0.79      $       0.99

CASH DIVIDENDS PER COMMON SHARE                             $       0.15      $       0.15      $       0.30      $       0.30

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                       28,587,000        28,998,000        28,586,000        29,110,000
  Effect of stock options                                      1,714,000         1,443,000         1,715,000         1,455,000
                                                            ------------      ------------      ------------      ------------
  Diluted                                                     30,301,000        30,441,000        30,301,000        30,565,000
                                                            ============      ============      ============      ============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                         June 30, 1999       June 30, 1998
                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  23,905,000       $  30,116,000
Adjustments to reconcile net income to net cash
    Provided by operating activities:
    Depreciation and amortization                            7,183,000           5,992,000

    Deferred income taxes                                    2,564,000             601,000
    Amortization of unearned compensation                           --             130,000
    Stock Grant                                                     --              88,000
    Unrealized foreign exchange loss                         2,352,000           1,723,000
    Minority interest in earnings                              424,000             590,000
    Other                                                           --             (19,000)
    Changes in operating assets and liabilities:
       Receivables                                          12,196,000           5,931,000
       Inventories                                           8,975,000         (22,136,000)
       Prepaid expenses and other current assets            (1,879,000)         (7,395,000)
       Other assets                                            441,000            (999,000)
       Accounts payable                                      1,034,000           7,382,000
       Royalty overrides                                     9,528,000          (8,412,000)
       Accrued expenses and accrued compensation             1,996,000             430,000
       Advance sales deposits                                3,457,000          (3,281,000)
       Income taxes payable                                (16,594,000)          2,835,000
       Deferred compensation liability                       4,972,000           4,656,000
                                                         -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   60,554,000          18,232,000
                                                         -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property                                  (9,888,000)         (4,980,000)
     Proceeds from sale of property                             49,000              68,000
     Net changes in marketable securities                  (16,902,000)         16,364,000
     Deferred compensation plan assets                      (7,129,000)         (9,401,000)
                                                         -------------       -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (33,870,000)          2,051,000
                                                         -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distribution to minority interests                     (1,069,000)           (505,000)
     Dividends paid                                         (8,592,000)         (8,853,000)
     Additions to loans payable                              1,000,000             858,000
     Principal payments on loans payable                      (914,000)           (946,000)
     Exercise of stock options                                  37,000           4,589,000
     Stock repurchases                                              --         (28,558,000)
     Recapitalization costs                                         --            (616,000)
                                                         -------------       -------------
NET CASH USED IN FINANCING ACTIVITIES                       (9,538,000)        (34,031,000)
                                                         -------------       -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (5,339,000)         (2,870,000)
                                                         -------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     11,807,000         (16,618,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1                     100,721,000          78,913,000
                                                         -------------       -------------

CASH AND CASH EQUIVALENTS AT JUNE 30                     $ 112,528,000       $  62,295,000
                                                         =============       =============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. and subsidiaries (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of June 30, 1999 and for the six month periods ended June 30, 1999 and 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective January 1, 2001. The Company has not yet analyzed the impact of adopting this statement.

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

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.      COMPREHENSIVE INCOME

    Comprehensive income is summarized as follows:


                                         Three Months Ended                    Six Months Ended
                                              June 30,                             June 30,
                                  -------------------------------       -------------------------------
                                     1999               1998               1999               1998
                                  ------------       ------------       ------------       ------------
Net Income                        $ 12,192,000       $ 15,328,000       $ 23,905,000       $ 30,116,000

Foreign currency translation
  adjustment                          (157,000)        (1,703,000)        (3,773,000)        (2,134,000)
Unrealized gain/(loss) on
  marketable securities                 (2,000)           (17,000)            (3,000)            75,000
                                  ------------       ------------       ------------       ------------

Comprehensive income              $ 12,033,000       $ 13,608,000       $ 20,129,000       $ 28,057,000
                                  ============       ============       ============       ============


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

The Company has operations throughout the world (44 countries as of June 30, 1999) and is organized and managed by geographic segments. Information reviewed by the Company's chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT


                                                         Three months ended          Six months ended
                                                               June 30,                  June 30,
                                                         -------------------       -------------------
                                                          1999         1998         1999         1998
                                                         ------       ------       ------       ------
                                                                      (DOLLARS IN MILLIONS)
TOTAL RETAIL SALES:
  United States(1) ................................      $220.2       $209.0       $415.9       $427.5
  Japan ...........................................       100.7        123.4        245.8        251.0
  Russia ..........................................         8.2         30.9         19.4         77.0
  All others(1) ...................................       214.3        151.9        392.9        293.4
  Elimination of intersegment sales(1) ............      (117.6)      (117.1)      (219.4)      (252.3)
                                                         -------------------       -------------------
     TOTAL RETAIL SALES ...........................      $425.8       $398.1       $854.6       $796.6
                                                         -------------------       -------------------
DISTRIBUTOR ALLOWANCES:
  United States ...................................      $ 87.8       $ 87.7       $162.2       $178.3
  Japan ...........................................        48.8         59.7        119.6        121.6
  Russia ..........................................         3.8         13.6          9.0         34.7
  All others ......................................        96.1         70.6        178.3        135.7
  Elimination of intersegment allowance (U.S.) ....       (37.1)       (43.5)       (67.3)       (93.4)
                                                         -------------------       -------------------
     TOTAL DISTRIBUTOR ALLOWANCES .................      $199.4       $188.1       $401.8       $376.9
                                                         -------------------       -------------------
NET SALES .........................................      $226.4       $210.0       $452.8       $419.7
                                                         ===================       ===================
OPERATING INCOME:
  United States ...................................      $ 54.3       $ 51.7       $104.7       $108.4
  Japan ...........................................        10.8         16.6         31.5         35.3
  Russia ..........................................        (0.3)         4.2         (4.0)        13.8
  All others ......................................        13.7          9.7         23.9         17.7
  Elimination of intersegment gross profit ........       (44.8)       (49.5)       (91.2)      (107.8)
                                                         -------------------       -------------------
     TOTAL ........................................      $ 33.7       $ 32.7       $ 64.9       $ 67.4
                                                         -------------------       -------------------
  Corporate expenses ..............................       (14.0)        (8.2)       (26.2)       (19.2)
  Net interest income .............................         0.4          0.8          0.8          1.7
  Income taxes ....................................        (7.7)        (9.7)       (15.2)       (19.2)
  Minority interest ...............................        (0.2)        (0.3)        (0.4)        (0.6)
                                                         -------------------       -------------------
NET INCOME ........................................      $ 12.2       $ 15.3       $ 23.9       $ 30.1
                                                         ===================       ===================
NOTES:

(1) Includes intersegment sales of:
         United States                                   $113.8       $116.0       $214.6       $248.8
         All others                                         3.8          1.1          4.8          3.5
                                                         -------------------       -------------------
     Total                                               $117.6       $117.1       $219.4       $252.3
                                                         ===================       ===================


SALES BY PRODUCT LINE

     Food & Dietary Supplement                           $184.1       $175.7       $388.7       $348.9
     Weight Management                                    185.6        156.8        346.9        307.0
     Personal Care Products                                42.8         45.9         94.7        101.1
     Literature/Promotional/Other                          13.3         19.7         24.3         39.6
                                                         -------------------       -------------------
        Total Sales                                      $425.8       $398.1       $854.6       $796.6
                                                         ===================       ===================

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

PRODUCT SALES

Retail sales for the three and six months ended June 30, 1999 increased 7.0% and 7.3% to $425.8 million and $854.6 million as compared to sales of $398.1 million and $796.6 million for the corresponding periods of the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)


RETAIL SALES BY GEOGRAPHICAL SEGMENTS (DOLLARS IN MILLIONS):

                                   Three Months Ended June 30,                               Six Months Ended June 30,
                         -------------------------------------------------       -------------------------------------------------
                                                       % Change in                                              % Change in
                                                                  Local                                                   Local
                          1999         1998          US$         Currency         1999         1998          US$         Currency
                         ------       ------       ------       ----------       ------       ------       ------       ----------
Asia/Pacific Rim         $167.3       $154.8          8.1%            (4%)       $360.7       $306.3         17.8%             6%
Europe                    121.9        125.5         (2.9%)            2%         236.2        261.3         (9.6%)           (8%)
The Americas              136.6        117.8         16.0%            21%         257.7        229.0         12.5%            18%
                         ------       ------       ------         ------         ------       ------       ------         ------

Total Retail Sales       $425.8       $398.1          7.0%             5%        $854.6       $796.6          7.3%             5%
                         ======       ======       ======         ======         ======       ======       ======         ======

Retail sales within the Asia/Pacific Rim region increased 8.1% and 17.8% or $12.5 million and $54.4 million for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The region's sales growth was primarily due to retail sales increases in Korea of $28.5 million and $45.8 million and in Hong Kong of $3.4 million and $8.1 million for the three and six months ended June 30, 1999, respectively. Partially offsetting the increases was a $22.7 million and $5.2 million decline in retail sales for Japan, representing a 18.4% and 2.1% decline for the three and six months ended June 30, 1999 compared to the corresponding periods in the prior year. In local currency retail sales in Japan decreased 28% and 12% for the three and six months ended June 30, 1999. The decrease in Japan is primarily a result of a discouraging consumer and economic environment.

In Europe, retail sales decreased 2.9% and 9.6% or $3.6 million and $25.1 million for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The decrease reflects the ongoing uncertain economic conditions in Russia, where retail sales decreased 73.5% and 74.8% or $22.7 million and $57.6 million, respectively, for the three and six months ended June 30, 1999. Excluding Russia, retail sales increased 20.1% and 17.6% over the corresponding prior year periods. Retail sales in Italy increased 30.5% and 27.2% or $7.6 million and $12.8 million, respectively, from the prior year periods, and Germany increased 26.8% and 16.8% or $3.4 million and $4.4 million.

Retail sales in the Americas increased 16.0% and 12.5% or $18.8 million and $28.7 million for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The region's sales growth was primarily due to retail sales increases in the United States of $13.4 million and $22.5 million and in Mexico of $4.9 million and $8.0 million for the three and six months ended June 30, 1999, respectively. Partially offsetting the increases was a $1.2 million and $5.0 million decline in retail sales for Brazil, representing a 11.7% and 22.5% decline for the three and six months ended June 30, 1999 compared to the corresponding periods in the prior year. In local currency retail sales in Brazil increased 32% and 19% for the three and six months ended June 30, 1999.

RETAIL SALES BY PRODUCT SEGMENTS (DOLLARS IN MILLIONS):


                                        Three Months Ended June 30,               Six Months Ended June 30,
                                     ---------------------------------        ---------------------------------
                                                                 %                                        %
                                      1999         1998        Change          1999         1998        Change
                                     ------       ------      --------        ------       ------      --------
Food & Dietary Supplements           $184.1       $175.7          4.8%        $388.7       $348.9         11.4%
Weight Management                     185.6        156.8         18.4%         346.9        307.0         13.0%
Personal Care                          42.8         45.9         (6.8%)         94.7        101.1         (6.3%)
Literature/ Promotional/ Other         13.3         19.7        (32.5%)         24.3         39.6        (38.6%)
                                     ------       ------       ------         ------       ------       ------

   Total Retail Sales                $425.8       $398.1          7.0%        $854.6       $796.6          7.3%
                                     ======       ======       ======         ======       ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 1999, retail sales of food & dietary supplements increased 4.8% and 11.4%, respectively, as compared to the same periods in the prior year. Retail sales of weight management products increased 18.4% and 13.0%, respectively, for the three and six months ended June 30, 1999. The increases in the two product segments were primarily due to the same factors identified in the geographical segments previously discussed, although the introduction of new weight management products in Europe during the second quarter of 1999 resulted in relatively stronger growth for the weight management product segment. The personal care product segment decreased 6.8% and 6.3% compared to the same periods in the prior year, mostly due to the significant decrease in Russian sales, which had a proportionately higher percent of personal care sales compared to other countries. Prior year numbers for retail sales by product segment have been reclassified to conform with current year presentation.

OPERATING INFORMATION:

Gross profit of $100.6 million and $201.7 million for the three and six months ended June 30, 1999 was $4.4 million, or 4.6%, and $12.8 million, or 6.8% higher than gross profit of $96.2 million and $188.9 million in the prior year, respectively. As a percentage of retail sales, gross profit for the three and six months ended June 30, 1999 as compared to the same period in the prior year decreased from 24.2% to 23.6% and 23.7% to 23.6%, respectively. The decreases in gross profit as a percentage of retail sales primarily resulted from a $5.3 million special distributor incentive bonus earned in June of 1999 and costs associated with a limited time sales promotion in Russia, partially offset by the effect of lower cost for weight management and nutritional products. Although the Company's principal suppliers revised its pricing in January of 1998, gross margin did not benefit until inventories at old prices were fully utilized during the second quarter of 1998.

Marketing, distribution and administrative expenses, as a percentage of retail sales, were 19.0% and 19.1% for the three and six months ended June 30, 1999 as compared to 18.0% and 17.7% for the same periods in 1998. These expenses for the same periods increased 12.8% and 15.9% to $80.9 million and $163.0 million from $71.7 million and $140.6 million in the prior year. The increase includes the effect of the Company's continued investment in corporate and operational support, enhanced product distribution capabilities and Year 2000 conversion costs. In addition, the three and six months ended June 30, 1999 were negatively impacted by $2.4 million and $6.3 million foreign exchange losses compared to losses of $1.1 million and $1.7 million for the same periods in 1998, respectively. The foreign exchange loss for the three and six months ended June 30, 1999 includes $0.8 million and $3.9 million Yen option premium expenses, options which were purchased to protect financial results from a potential weakening of the Japanese Yen.

The Japanese Yen and the Korean Won strengthened against the U.S. Dollar when compared to the exchange rates in effect for the same period of 1998, resulting in proportionately higher revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. The effect of the stronger Japanese Yen and Korean Won on the Company's net income per diluted share for the three and six months ended June 30, 1999 was approximately $.10 and $.22. The effect of foreign currency changes of this nature in countries other than Japan and Korea was not individually material to the operations of the Company; however, the effect amounted to a loss of approximately ($.03) and ($.02) per diluted share for the three and six months ended June 30, 1999.

Income taxes of $7.7 million and $15.2 million for the three and six months ended June 30, 1999 decreased from $9.8 million and $19.2 million as compared to the same periods in the prior year. As a percentage of pre-tax income, income taxes remained unchanged at 38.5% in 1999.

Net income for the three and six months ended June 30, 1999 decreased 20.5% and 20.6% to $12.2 million and $23.9 million as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the six months ended June 30, 1999, net cash provided by operating activities was $60.6 million, compared to $18.2 million for the same period in 1998. The increase primarily resulted from (i) reductions in receivable and inventory balances; and (ii) increases in royalty overrides. The increase was partially offset by reductions in the income tax payable balance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital expenditures for the six months ended June 30, 1999 were $9.9 million compared to $5.0 million for the same period in the prior year. The majority of the 1999 expenditures resulted from investment in management information systems and the expansion of office facilities and equipment in the U.S. For 1999, the Company is planning additional capital expenditures of approximately $12.1 million or a total of approximately $22 million in the continued development of management information systems and expansion of new and existing facilities. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that up to $9 million will be required for pre-opening expenses, capital expenditures and other operating cash flow needs associated with its 1999 new market expansion activities.

Stockholders' equity increased $11.6 million to $175.4 million during the six months ended June 30, 1999. In the first half of 1999, net income of $23.9 million was offset by dividends declared of $8.6 million and a currency translation adjustment of $3.8 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

Cash and cash equivalents and marketable securities totaled $134.6 million at June 30, 1999 compared to $105.9 million at December 31, 1998.

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are generally made in U.S. Dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. Dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. The Company from time to time enters into forward exchange contracts and other hedging arrangements to manage its foreign exchange risk on intercompany transactions. During 1999, most Asian currencies remained stable against the U.S. Dollar while most European and South American currencies decreased in value against the U.S. Dollar. A 30 percent devaluation of the Brazilian Real during the first quarter of 1999 did not have a material impact on net income and earnings per share for the quarter and the six months ended June 30, 1999.

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

The Company has established a project team to identify and address the Company's Year 2000 risks and issues in an attempt to ensure the integrity and reliability of the Company's information systems and business processes. The project team has (i) completed a review of its computer systems worldwide relating to order processing, distribution, disbursements, and other financial systems and (ii) developed a comprehensive project plan (the "Plan") as a means for ensuring the Year 2000 compliance of all information technology ("IT") systems, including applications, operating systems, mainframe, mid-range and client server platforms and all non-information technology ("Non-IT") systems, including embedded applications and equipment, and to seek to ensure that key third parties are Year 2000 compliant by the end of the year. The Company has identified high risk applications that are critical to its business, recognizing the fact that timely compliance of these systems is crucial, and, therefore, has designed its Plan to address these systems first.

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

As of June 30, 1999, the Company had incurred approximately $17 million for Year 2000 efforts of which approximately $11 million has been capitalized. Future costs are estimated to be up to $8 million, which are expected to be funded through operating cash flows. Such expenditures are expensed or capitalized, as appropriate. The financial impact of making any required system changes or other remediation efforts cannot be known precisely at this time, but it is not expected to be material to the Company's financial position, results of operations, or cash flows.

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

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a single European Currency -- the euro. The conversion rates between the existing sovereign currencies ("legacy currencies") and the euro have been fixed. The euro is traded on currency exchanges and is used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company has conducted a review of its information and business systems, and those of its European affiliates, to address the impact of the euro conversion. The Company has initially offered both the legacy currencies and the euro to settle distributor sales and will ultimately offer to process orders in the euro currency. To prepare for this transition, certain computer systems will require modifications or replacement. The initial remediation and testing process was completed in December 1998 and cost approximately $500,000. The Company is still evaluating subsequent phases to the euro conversion, which may include, among other things, system modifications to allow payment of distributor royalties in the euro. The incremental costs associated with these subsequent phases will not be significant as the system modifications will be incorporated into the Company's year 2000 efforts. In response to the euro conversion, the Company may make certain price adjustments to ensure pricing consistency within the European market.

In January 1996, the Company's Board of Directors approved a one million share stock repurchase program, which was completed in April 1997. In April 1997, the Board of Directors adopted an additional $30 million stock repurchase program which was completed in February 1998. In February 1998 and again in July 1998, the Board authorized two additional $20 million stock repurchase programs, the first of which was completed in September 1998. Pursuant to these stock repurchase programs, the Company expended $7.5 million, $26.0 million and $32.5 million in 1996, 1997 and 1998, respectively. No stock repurchases were made in the first six months of 1999.

The Company has pledged cash and cash equivalents to secure bank financing for the benefit of its foreign subsidiaries. As of June 30, 1999, an aggregate of $3.0 million had been pledged against $3.0 million of commitments for debt obligations.

At June 30, 1999, the Company had $34.3 million of credit facilities, including a two year unsecured committed lines of credit totaling $25 million, of which $11.2 million is securing letter of credits, contingent guarantees and loans. The majority of these facilities expire in 2000. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities. The terms of the $25 million line of credit agreement contain, among other provisions, requirements for maintaining defined levels of working capital, net worth and a fixed charge ratio.

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

See disclosures under Item 7a. "Quantitative and Qualitative Disclosures about Market Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. No significant changes have occurred during the first six months of 1999 other than described below under "Foreign Exchange Risk".

FOREIGN EXCHANGE RISK

The following table provides information about the details of the Company's option contracts at 6/30/99.


                         U.S. Dollar        Average
                         Equivalent          Strike          Original           Fair           Maturity
   Foreign Currency       Coverage           Price             Value           Value             Date
   -----------------    --------------    -------------    --------------   -------------   ----------------
   Japanese Yen           6,000,000           120                310,200          65,874      07/30/1999
   Japanese Yen           6,000,000           120                332,400         141,263      08/31/1999
   Japanese Yen           6,000,000           120                332,400         133,496      09/30/1999
   Japanese Yen           6,000,000           120                332,400         123,312      10/29/1999
   Japanese Yen           6,000,000           120                319,800          93,487      11/30/1999
   Japanese Yen           6,000,000           120                324,000         110,163      12/30/1999
   Japanese Yen           3,000,000           118                 91,740          95,569      01/31/2000
   Japanese Yen           3,000,000           118                 94,590          97,721      02/29/2000
   Japanese Yen           3,000,000           118                 96,780          99,409      03/31/2000
                        -----------                           ----------        --------
                         45,000,000                            2,234,310         960,294
                        ===========                           ==========        ========


The table below describes the forward contracts that were outstanding at 6/30/99.


                                                                Forward
                                                Contract      Position in      Maturity       Contract        Fair
            Foreign Currency                      Date         US Dollars        Date           Rate          Value
   -----------------------------------          ----------    -------------    ----------    ------------   ----------
   Buy USD/Sell Argentina Peso                  05/24/99        100,000        09/27/99           1.0280     101,814
   Buy USD/Sell Argentina Peso                  05/24/99        100,000        10/27/99           1.0360     101,998
   Buy USD/Sell Argentina Peso                  05/24/99        100,000        11/29/99           1.0450     101,984
   Buy USD/Sell Argentina Peso                  05/24/99        100,000        12/27/99           1.0490     101,475

   Buy USD/Sell Brazil Reals                    05/24/99        555,864        07/06/99           1.7990     567,645

   Buy USD/Sell Thailand Baht                   01/28/99        200,000        07/22/99          37.8900     205,861
   Buy USD/Sell Thailand Baht                   01/28/99        200,000        08/19/99          38.0000     206,725
   Buy USD/Sell Thailand Baht                   03/11/99        200,000        09/17/99          38.5700     210,001
   Buy USD/Sell Thailand Baht                   03/11/99        200,000        10/19/99          38.6700     210,641
   Buy USD/Sell Thailand Baht                   03/11/99        200,000        11/17/99          38.7300     211,013
   Buy USD/Sell Thailand Baht                   03/11/99        200,000        12/17/99          38.8700     211,823

   Buy British Pound/Sell Norwegian Kroner      04/19/99        785,440        04/14/00          12.4341     783,179
   Buy British Pound/Sell Finnish Marka         04/19/99        785,542        04/14/00           8.8343     779,591
   Buy British Pound/Sell Swedish Kroner        06/25/99        709,816        04/14/00          13.3150     719,051
   Buy British Pound/Sell Norwegian Kroner      06/25/99        480,013        04/14/00          12.4700     480,013
   Buy British Pound/Sell Danish Kroner         06/25/99        418,121        04/14/00          11.3020     424,003

                           FORWARD LOOKING STATEMENTS

With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: the regulatory environment, consumer acceptance of network marketing, economic conditions in the countries the Company operates, the presence of possible competitors, adverse publicity and in-region cultural or demographic factors and other risks indicated in the Company's filings with the Securities and Exchange Commission, including the Company's filing of a registration statement on Form S-3 in March 1998 and Form 10-K for the fiscal year ended December 31, 1998.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders of the Company held on May 20, 1999 in Beverly Hills, California, 9,353,799 shares of the Company's Class A Common Stock were present either in person or by proxies solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

        The Stockholders voted on the following matters:

        To elect six directors to serve on the Company's Board of Directors:


                                                Number               Number
                                               of Shares            of Shares
                                                  For               Withheld
                                            ----------------     ---------------
        Mark Hughes                            8,081,821            1,271,978
        Christopher Pair                       8,081,821            1,271,978
        Michael Rosen                          8,081,821            1,271,978
        Edward J. Hall                         8,081,821            1,271,978
        Alan Liker                             8,081,821            1,271,978
        Christopher M. Miner                   8,081,821            1,271,978

        To amend and restate the company's Amended and Restated 1991 Stock Option Plan (the "Option Plan"), (i) to increase the aggregate number of shares which may be issued upon exercise of all options granted under the Option Plan by 500,000, (ii) to permit certain limited transfers of options granted pursuant to the Option Plan, (iii) to increase the period for exercise of an option following termination of employment (other than by death or disability) from 30 days to 90 days and (iv) to increase the aggregate number of stock options a participant under the Option Plan may be awarded during any single calendar year from 1,500,000 to 2,250,000.

                                                                   Percent of
                                              Shares              Shares Voting
                                          ----------------       ---------------
        Votes For                            5,773,207                 67
        Votes Against                        2,783,796                 33
        Votes Abstaining                         4,813                 --
        Broker Non-Votes                       791,983                n/a


ITEM 5. OTHER INFORMATION

        None.

                          HERBALIFE INTERNATIONAL, INC.

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                                        DESCRIPTION                                   PAGE NO./(FOOTNOTE)
-----------------------------------------------------------------------------------------------------------------

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

    EXHIBIT
    NUMBER                                        DESCRIPTION                                   PAGE NO./(FOOTNOTE)
-----------------------------------------------------------------------------------------------------------------

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



Date:  August 16, 1999


                          HERBALIFE INTERNATIONAL, INC.
                                  (Registrant)


                             By: /s/ TIMOTHY GERRITY
                                 -------------------
                                 Timothy Gerrity
                          Executive Vice President and
                             Chief Financial Officer