Form 10-Q
period 1999-09-30
HERBALIFE INTERNATIONAL INC
filed 1999-11-12
CIK 791449

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

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

                               Yes [ ]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of each of the registrant's classes of Common Stock, as of November 3, 1999 was:

                                      Shares of Class A Common Stock 10,002,378
                                      Shares of Class B Common Stock 18,649,672


================================================================================

                          HERBALIFE INTERNATIONAL, INC.
                   Index to Financial Statements and Exhibits

           Filed with the Quarterly Report of the Company on Form 10-Q

                    For the Quarter Ended September 30, 1999



                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements:                                      Page No.
                                                                        --------
             Consolidated Balance Sheets                                  2 - 3

             Consolidated Statements of Income                              4

             Consolidated Statements of Cash Flows                          5

             Notes to Consolidated Financial Statements                   6 - 8

Item 2.      Management's Discussion and Analysis of Financial            9 - 16
             Condition and Results of Operations


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                             17

Item 2.      Changes in Securities and Use of Proceeds                     17

Item 3.      Defaults Upon Senior Securities                               17

Item 4.      Submission of Matters to a Vote of Security Holders           17

Item 5.      Other Information                                             17

Item 6.      Exhibits and Reports on Form 8-K                            18 - 19

Signature                                                                  20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                     ASSETS



                                                                 September 30,     December 31,
                                                                     1999              1998
                                                                 ------------      ------------
CURRENT ASSETS:

     Cash and cash equivalents                                   $116,830,000      $100,721,000

     Marketable securities                                          2,232,000         5,186,000

     Receivables                                                   36,087,000        44,471,000

     Inventories                                                   93,556,000        88,138,000

     Prepaid income taxes                                           7,611,000         2,931,000

     Prepaid expenses and other current assets                     17,438,000        14,734,000

     Deferred income taxes                                         20,762,000        21,870,000
                                                                 ------------      ------------
Total current assets                                              294,516,000       278,051,000


Property, at cost, net of accumulated depreciation and
  amortization of $49,642,000 (1999) and $45,792,000 (1998)        49,718,000        37,448,000

Deferred compensation plan assets                                  26,287,000        18,059,000

Other assets                                                        4,657,000         4,642,000

Deferred income taxes                                               6,966,000         6,696,000

Goodwill, net of accumulated amortization of
     $1,730,000 (1999) and $1,601,000 (1998)                        3,157,000         3,287,000
                                                                 ------------      ------------
TOTAL                                                            $385,301,000      $348,183,000
                                                                 ============      ============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                    September 30,       December 31,
                                                                         1999              1998
                                                                    -------------       -------------
CURRENT LIABILITIES:

  Accounts payable                                                  $  20,566,000       $  14,963,000

  Royalty overrides                                                    56,367,000          58,389,000

  Accrued compensation                                                 27,056,000          18,132,000

  Accrued expenses                                                     29,819,000          29,007,000

  Dividends payable                                                     4,297,000           4,296,000

  Current portion of contracts payable and bank loans                   4,688,000           2,639,000

  Advance sales deposits                                               14,853,000           7,919,000

  Income taxes payable                                                  3,067,000          22,083,000
                                                                    -------------       -------------
Total current liabilities                                             160,713,000         157,428,000

NON-CURRENT LIABILITIES:

  Contracts payable, net of current portion                             2,483,000           2,357,000

  Accrued deferred compensation plan liability                         24,268,000          17,244,000

  Other non-current liabilities and deferred credits                    5,144,000           4,748,000
                                                                    -------------       -------------
Total liabilities                                                     192,608,000         181,777,000
                                                                    -------------       -------------

MINORITY INTEREST                                                       2,343,000           2,595,000
                                                                    -------------       -------------

STOCKHOLDERS' EQUITY:

  Common stock A, $0.01 par value; 33,333,333 shares
    authorized, 10,002,568 (1999) and 9,980,753 (1998) shares
    issued and outstanding                                                100,000             100,000

  Common stock B, $0.01 par value; 66,666,667 shares
    authorized, 18,629,198 (1999) and 18,603,561 (1998) shares
    issued and outstanding                                                186,000             186,000

  Paid-in-capital in excess of par value                               55,278,000          54,823,000

  Retained earnings                                                   137,431,000         110,941,000

  Accumulated other comprehensive loss                                 (2,645,000)         (2,239,000)
                                                                    -------------       -------------
Total stockholders' equity                                            190,350,000         163,811,000
                                                                    -------------       -------------
TOTAL                                                               $ 385,301,000       $ 348,183,000
                                                                    =============       =============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         ----------------------------------    ----------------------------------
                                                          September 30,      September 30,      September 30,      September 30,
                                                              1999               1998               1999               1998
                                                         ---------------    ---------------    ---------------    ---------------
Retail sales                                             $   446,041,000    $   402,704,000    $ 1,300,605,000    $ 1,199,293,000

     Less: Distributor allowances on product purchases       207,148,000        189,672,000        608,923,000        566,541,000
                                                         ---------------    ---------------    ---------------    ---------------

Net sales                                                    238,893,000        213,032,000        691,682,000        632,752,000

     Cost of sales                                            63,469,000         57,738,000        179,586,000        165,884,000

     Royalty overrides                                        66,747,000         61,253,000        201,686,000        183,929,000

     Marketing, distribution & administrative expenses        82,918,000         82,559,000        245,929,000        223,205,000

     Interest income - net                                      (157,000)          (396,000)          (993,000)        (2,072,000)
                                                         ---------------    ---------------    ---------------    ---------------

Income before income taxes  and minority interest             25,916,000         11,878,000         65,474,000         61,806,000

     Income taxes                                              9,978,000          4,573,000         25,208,000         23,795,000
                                                         ---------------    ---------------    ---------------    ---------------

Income before minority interest                               15,938,000          7,305,000         40,266,000         38,011,000

     Minority interest                                           393,000            253,000            816,000            842,000
                                                         ---------------    ---------------    ---------------    ---------------
NET INCOME                                               $    15,545,000    $     7,052,000    $    39,450,000    $    37,169,000
                                                         ===============    ===============    ===============    ===============

EARNINGS PER SHARE:
  Basic                                                  $          0.54    $          0.25    $          1.38    $          1.28
  Diluted                                                           0.51               0.24               1.30               1.24

CASH DIVIDENDS PER COMMON SHARE                          $          0.15    $          0.15    $          0.45    $          0.45

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                       28,588,000         28,764,000         28,587,000         29,004,000
  Effect of stock options                                      1,754,000            476,000          1,756,000          1,082,000
                                                         ---------------    ---------------    ---------------    ---------------
  Diluted                                                     30,342,000         29,240,000         30,343,000         30,086,000
                                                         ===============    ===============    ===============    ===============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                 NINE MONTHS ENDED
                                                         September 30,       September 30,
                                                             1999                1998
                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income                                              $  39,450,000       $  37,169,000
Adjustments to reconcile net income to net cash
    Provided by operating activities:
    Depreciation and amortization                           10,108,000           9,304,000
    Deferred income taxes                                    1,008,000              12,000
    Amortization of unearned compensation                                          152,000
    Stock Grant                                                                     88,000
    Unrealized foreign exchange loss                         1,092,000             952,000
    Minority interest in earnings                              816,000             842,000
    Other                                                     (102,000)            340,000
    Changes in operating assets and liabilities:
       Receivables                                           7,193,000           7,415,000
       Inventories                                          (5,763,000)        (22,612,000)
       Prepaid expenses and other current assets            (7,253,000)         (5,899,000)
       Other assets                                             41,000          (4,291,000)
       Accounts payable                                      6,189,000          (2,270,000)
       Royalty overrides                                    (1,515,000)         (3,993,000)
       Accrued expenses and accrued compensation            10,533,000           1,869,000
       Advance sales deposits                                6,755,000          (7,056,000)
       Income taxes payable                                (17,527,000)         (2,908,000)
       Deferred compensation liability                       7,024,000           7,048,000
                                                         -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   58,049,000          16,162,000
                                                         -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property                                 (21,158,000)         (9,024,000)
     Proceeds from sale of property                             51,000              70,000
     Net changes in marketable securities                    2,928,000          34,761,000
     Deferred compensation plan assets                      (8,228,000)        (10,498,000)
                                                         -------------       -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (26,407,000)         15,309,000
                                                         -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                        (12,880,000)        (13,192,000)
     Distribution to minority interests                     (1,069,000)           (505,000)
     Additions to loans payable                              1,901,000             858,000
     Principal payments on loans payable                    (1,296,000)         (1,053,000)
     Exercise of stock options                                 455,000           4,932,000
     Stock repurchases                                                         (32,343,000)
     Recapitalization costs                                                       (616,000)
                                                         -------------       -------------
NET CASH USED IN FINANCING ACTIVITIES                      (12,889,000)        (41,919,000)
                                                         -------------       -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (2,644,000)         (1,792,000)
                                                         -------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     16,109,000         (12,240,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1                     100,721,000          78,913,000
                                                         -------------       -------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                $ 116,830,000       $  66,673,000
                                                         =============       =============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. and subsidiaries (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of September 30, 1999 and for the nine month periods ended September 30, 1999 and 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and will be effective January 1, 2001. The Company has not yet analyzed the impact of adopting this statement.

RECLASSIFICATIONS

Certain reclassifications were made to prior year statements to conform to the current year presentation.


2.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.


3.  AGREEMENT AND PLAN OF MERGER

On September 13, 1999, the Company publicly announced a proposed purchase of the outstanding common shares by entities controlled by the Company's Chairman, President and CEO/Principal Shareholder. The proposed transaction would be accomplished in a merger of Millennium Acquisition Corp. (the "Purchaser") into the Company. As contemplated by the merger agreement, on September 17, 1999 the Purchaser commenced a tender offer to purchase all of the Company's outstanding shares at a price of $17.00 per share in cash. Following the successful completion of the offer, the Purchaser will be merged into the Company. The offer is conditioned upon, among other things, the Purchaser obtaining financing for the offer, the merger and related transactions. Approximately $500 million will be required to finance the offer of which approximately $440 million will be financed through third party indebtedness, and the balance of approximately $60 million will be funded from the Company's cash balances. Concurrently with the closing of the merger, approximately $214 million will be loaned to entities controlled by the Company's Chairman, President and CEO/Principal Shareholder. The third party indebtedness is expected to be financed with a combination of borrowing by the Company under a new senior credit facility with a syndicate of major commercial banks and by issuance of new subordinated debentures to qualified institutional buyers. It is expected that the senior credit facility will consist of one or more term loans and a revolving credit facility, and that it will be secured by substantially all of the Company's assets. The subordinated debentures will be unsecured and are expected to have a term of an estimated seven to ten years. The Company intends to repay the indebtedness principally through the Company's future cash flows. It may also refinance portions of the indebtedness in the future. Although the Company cannot be certain whether or when any of the conditions to the transaction will be satisfied or that the Company will complete the transaction, the Company anticipates completing the transaction in the first quarter of 2000.


4. CONTINGENCIES

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

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



On December 16, 1998, Moshe and Dorit Miron, two Israeli distributors of the Company, filed a lawsuit in the United States District Court for the Northern District of California, in which the Company is the named defendant (the "Miron Suit"). Although the Miron Suit is in its early pleading stages and it is difficult to ascertain what causes of action the plaintiffs are attempting (or have the right) to allege against the Company, the case appears to be primarily a claim for breach of contract. In addition, the Miron Suit initially appeared to attempt to challenge the legality of the company's marketing system. Subsequently, the purported challenge to the legality of the marketing system was dismissed by the court. The Company believes that it has meritorious defenses to the allegations that appear to be asserted against the Company. Due to the uncertainty inherent in any litigation and the early stage of this proceeding, however, there can be no assurances that the Company will obtain a favorable resolution of the Miron Suit or that an adverse disposition of the case would not have a material adverse effect on the Company.

Shortly after the September 13, 1999 public announcement of the proposed going private transaction, putative class action suits were filed challenging the fairness of the proposed transaction to the Company's shareholders. In substance, the complaints allege among other things, that the price to be paid does not reflect the value of the Company's assets, and that the transaction is unfair because it will deprive the public stockholders of the ability to share proportionately in the Company's future growth in profits and earnings. The lawsuits also allege that the Special Committee of the Board formed to evaluate the transaction was not independent, and that the Company's directors breached their fiduciary duties to the public stockholders in approving the proposed transaction. The plaintiffs have requested an injunction prohibiting the defendants from proceeding with the proposed transaction, unspecified damages, costs and attorneys' fees, and other relief. The Company and the Purchaser plan to vigorously defend against the lawsuits and any other actions that may be brought in connection with the proposed transaction. There can be no assurances, however, with regard to the ultimate outcome of such suits or to the impact that an adverse result would have on the Company's and the Purchaser's ability to consummate the proposed transaction.

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

5. COMPREHENSIVE INCOME

   Comprehensive income is summarized as follows:

                                         Three Months Ended                Nine Months Ended
                                            September 30,                     September 30,
                                   -----------------------------     -----------------------------
                                       1999             1998             1999             1998
                                   ------------     ------------     ------------     ------------
   Net Income                      $ 15,545,000     $  7,052,000     $ 39,450,000     $ 37,169,000

   Foreign currency translation
     adjustment                       3,389,000          474,000         (384,000)      (1,660,000)
   Unrealized gain/(loss) on
     marketable securities              (19,000)         (70,000)         (22,000)           5,000
                                   ------------     ------------     ------------     ------------
   Comprehensive income            $ 18,915,000     $  7,456,000     $ 39,044,000     $ 35,514,000
                                   ============     ============     ============     ============

6. SEGMENT INFORMATION

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

The Company has operations throughout the world (44 countries as of September 30, 1999) and is organized and managed by geographic segments. Information reviewed by the Company's chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT


                                                  Three months ended      Nine months ended
                                                     September 30,          September  30,
                                                  -------------------   -----------------------
                                                    1999       1998       1999         1998
                                                  --------   --------   ----------   ----------
                                                             (DOLLARS IN MILLIONS)
TOTAL RETAIL SALES:
  United States(1) ...........................    $  223.2   $  202.0   $    639.1   $    629.5
  Japan ......................................       126.8      135.4        372.6        386.4
  Russia .....................................         5.4       14.6         24.8         91.6
  All others(1) ..............................       203.8      161.0        596.8        454.5
  Elimination of intersegment sales(1) .......      (113.2)    (110.3)      (332.7)      (362.7)
                                                  -------------------   -----------------------
     TOTAL RETAIL SALES ......................    $  446.0   $  402.7   $  1,300.6   $  1,199.3
                                                  ===================   =======================
DISTRIBUTOR ALLOWANCES:
  United States ..............................    $   91.3   $   80.1   $    253.5   $    258.4
  Japan ......................................        61.0       65.1        180.6        186.7
  Russia .....................................         2.4        6.1         11.4         40.8
  All others .................................        92.0       74.3        270.3        209.9
  Elimination of intersegment allowance (U.S.)       (39.6)     (35.9)      (106.9)      (129.3)
                                                  -------------------   -----------------------
     TOTAL DISTRIBUTOR ALLOWANCES ............    $  207.1   $  189.7   $    608.9   $    566.5
                                                  -------------------   -----------------------
NET SALES ....................................    $  238.9   $  213.0   $    691.7   $    632.8
                                                  ===================   =======================
OPERATING INCOME:
  United States ..............................    $   47.1   $   53.8   $    151.8   $    162.2
  Japan ......................................        19.4       14.4         50.9         49.7
  Russia .....................................         0.8       (4.4)        (3.2)         9.4
  All others .................................        17.9        1.7         41.8         19.5
  Elimination of intersegment gross profit ...       (46.2)     (44.8)      (137.4)      (152.6)
                                                  -------------------   -----------------------
     TOTAL ...................................    $   39.0   $   20.7   $    103.9   $     88.2
                                                  ===================   =======================
  Corporate expenses .........................       (13.3)      (9.2)       (39.4)       (28.5)
  Net interest income ........................         0.2        0.4          1.0          2.1
  Income taxes ...............................       (10.0)      (4.6)       (25.2)       (23.8)
  Minority interest ..........................        (0.4)      (0.2)        (0.8)        (0.8)
                                                  -------------------   -----------------------
NET INCOME ...................................    $   15.5   $    7.1   $     39.5   $     37.2
                                                  ===================   =======================
NOTES:

(1) Includes intersegment sales of:
      United States ..........................    $  112.9   $  109.2   $    327.5   $    358.0
      All others .............................         0.3        1.1          5.2          4.7
                                                  -------------------   -----------------------
    Total ....................................    $  113.2   $  110.3   $    332.7   $    362.7
                                                  ===================   =======================

SALES BY PRODUCT LINE

      Food & Dietary Supplement ..............    $  197.0   $  195.0   $    602.0   $    557.6
      Weight Management ......................       193.3      150.1        523.9        443.4
      Personal Care Products .................        45.8       41.1        140.5        142.2
      Literature/Promotional/Other ...........         9.9       16.5         34.2         56.1
                                                  -------------------   -----------------------
        Total Sales ..........................    $  446.0   $  402.7   $  1,300.6   $  1,199.3
                                                  ===================   =======================

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout this report, "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales," and the Company does not monitor the actual retail prices charged for the Company's products. "Net sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts (referred to as "distributor allowances"), which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions which limit or otherwise restrict such allowances. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. Importers are utilized by the Company in some markets and, under certain circumstances, credit terms are extended. The Company's "gross profit" consists of net sales less (i) "cost of sales," consisting of the prices paid by the Company to its manufacturers for products and costs related to product shipments, foreign duties and tariffs and similar expenses, and (ii) "royalty overrides," currently consisting of (a) royalties and bonuses, which total approximately 15% and 6% (up to 7% beginning February 1, 1999), respectively, on the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (b) the President's Team Bonus payable to certain of the Company's most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (c) other one-time incentive cash bonuses to qualifying distributors. Because of local country regulatory constraints, the Company may be required to modify its typical distributor incentive plans as described above. Currently the company offers a reduced distributor discount and pays reduced royalty overrides to distributors in Korea. Royalty overrides, as reported in the financial statements appearing elsewhere herein, are net of a handling fee (6% of retail sales through January 31, 1999 and 7% beginning February 1, 1999) charged by the Company to its distributors on purchases of products from the Company.

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


PRODUCT SALES

Retail sales for the three and nine months ended September 30, 1999 increased 10.8% and 8.4% respectively, to $446.0 million and $1,300.6 million as compared to sales of $402.7 million and $1,199.3 million for the corresponding periods of the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)


RETAIL SALES BY GEOGRAPHICAL SEGMENTS (DOLLARS IN MILLIONS):


                        Three Months Ended September 30,         Nine Months Ended September 30,
                        --------------------------------      ------------------------------------
                                             % Change in                                % Change in
                                                   Local                                       Local
                         1999      1998      US$  Currency      1999        1998       US$   Currency
                        ------    ------    ----    ----      --------    --------    -----    ---
Asia/Pacific Rim        $193.6    $174.1    11.2%   (6%)      $  554.3    $  480.4    15.4%     1%
Europe                   109.3     108.9     0.4%    6%          345.5       370.2    (6.7%)   (4%)
The Americas             143.1     119.7    19.5%   24%          400.8       348.7    14.9%    20%
                        ------    ------    -----   ----      --------    --------    -----    ---
Total Retail Sales      $446.0    $402.7    10.8%    6%       $1,300.6    $1,199.3     8.4%     5%
                        ======    ======    =====   ====      ========    ========    =====    ===

Retail sales within the Asia/Pacific Rim region increased 11.2% and 15.4% or $19.5 million and $73.9 million for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The region's year over year sales growth was primarily due to retail sales increases in Korea of $25.2 million and $71.0 million for the three and nine months ended September 30, 1999, respectively, and also to the favorable effect of currency translation for the region. Partially offsetting the increases was a $8.6 million and $13.8 million decline in retail sales for Japan, representing a 6.4% and 3.6% decline for the three and nine months ended September 30, 1999 compared to the corresponding periods in the prior year. In local currency, retail sales in Japan decreased 24% and 17% for the three and nine months ended September 30, 1999. The decrease in Japan is primarily a result of a weak consumer demand.

In Europe, retail sales increased 0.4% or $0.4 million in the third quarter and decreased 6.7% or $24.7 million for the nine months ended September 30, 1999 respectively, as compared to the same periods in 1998. The decrease in the region's retail sales for the nine months reflects the ongoing uncertain economic conditions in Russia, where retail sales decreased 72.9% or $66.9 million. Excluding Russia, retail sales in Europe increased 10.3% and 15.2% over the corresponding prior year periods. The regions growth, excluding Russia, was primarily due to retail sales increases in Italy, Germany and the Netherlands. Retail sales for the three and nine months in Italy increased 26.5% and 27.0%, in Germany increased 16.2% and 16.6% and in the Netherlands increased 41.3% and 45.5%, respectively.

Retail sales in the Americas increased 19.5% and 14.9% or $23.4 million and $52.1 million for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The region's sales growth was primarily due to retail sales increases in the United States of $17.5 million and $40.0 million and in Mexico of $6.0 million and $14.1 million for the three and nine months ended September 30, 1999, respectively. Partially offsetting the increases was a $1.5 million and $6.5 million decline in retail sales for Brazil, representing a 13.9% and 19.7% decline for the three and nine months ended September 30, 1999 compared to the corresponding periods in the prior year. In local currency retail sales in Brazil increased 37% and 19% for the three and nine months ended September 30, 1999.

RETAIL SALES BY PRODUCT LINES (DOLLARS IN MILLIONS):

                            Three Months Ended September 30,  Nine Months Ended September 30,
                            --------------------------------  -------------------------------
                                                     %                                 %
                                1999      1998     Change       1999        1998     Change
                              --------  --------   ------     --------    --------   ------
Food & Dietary Supplements      $197.0    $195.0     1.0%     $  602.0    $  557.6     8.0%
Weight Management                193.3     150.1    28.8%        523.9       443.4    18.2%
Personal Care                     45.8      41.1    11.4%        140.5       142.2    (1.2%)
Other                              9.9      16.5     n.m.         34.2        56.1     n.m.
                              --------  --------    -----     --------    --------   ------
   Total Retail Sales         $  446.0  $  402.7    10.8%     $1,300.6    $1,199.3     8.4%
                              ========  ========    =====     ========    ========   ======
n.m. -- not meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 1999, retail sales of food & dietary supplements increased 1.0% and 8.0%, respectively, as compared to the same periods in the prior year. Retail sales of weight management products increased 28.8% and 18.2%, respectively, for the three and nine months ended September 30, 1999. The increases in the two product lines were primarily due to the same factors identified in the geographical segments previously discussed, and the introduction of new weight management products in Europe during the second quarter of 1999 which contributed to relatively stronger growth for the weight management product line. The personal care product line increased 11.4% for the quarter, when compared to the same period in 1998 and decreased 1.2% for the nine months when compared to the same period in the prior year. The increase in personal care sales for the quarter was mostly due to the introduction of color cosmetics in the U.S. and Canada. The decrease in personal care sales for the nine months was mostly due to the significant decrease in Russian sales, which had a proportionately higher percent of personal care sales compared to other countries. Prior year numbers for retail sales by product line have been reclassified to conform with current year presentation.

OPERATING INFORMATION:

Gross profit of $108.7 million and $310.4 million for the three and nine months ended September 30, 1999 was $14.7 million, or 15.6%, and $27.5 million, or 9.7% higher than gross profit of $94.0 million and $282.9 million in the prior year, respectively. As a percentage of retail sales, gross profit for the three and nine months ended September 30, 1999 as compared to the same period in the prior year increased from 23.4% to 24.4% and 23.6% to 23.9%, respectively. The increases in gross profit as a percentage of retail sales primarily resulted from somewhat lower distributor incentives earned and the lower cost for weight management and nutritional products. Although the Company's principal supplier revised its pricing in conjunction with a contract renewal effective January 1998, gross margin did not benefit until inventories at old prices were fully utilized during the second quarter of 1998. Additionally, the 1998 third quarter included a $3.5 million charge relating to Russia inventory reserves. Partially offsetting the improvements in the gross margin was a $5.3 million special distributor bonus earned in June of 1999 and costs associated with a limited time sales promotion in Russia.

Marketing, distribution and administrative expenses, as a percentage of retail sales, were 18.6% and 18.9% for the three and nine months ended September 30, 1999 as compared to 20.5% and 18.6% for the same periods in 1998. These expenses for the same periods increased to $82.9 million and $245.9 million from $82.6 million and $223.2 million in the prior year. The increase for the nine months includes the effect of the Company's continuing investment in corporate and operational support, enhanced product distribution capabilities and Year 2000 conversion expenses. In addition, the nine months ended September 30, 1999 were negatively impacted by $6.2 million foreign exchange losses compared to losses of $0.2 million for the same period in 1998, respectively. The foreign exchange loss for the nine months ended September 30, 1999 includes $4.8 million Yen option premium expenses, options which were purchased to protect financial results from a potential weakening of the Japanese Yen.

The Japanese Yen and the Korean Won strengthened against the U.S. Dollar when compared to the exchange rates in effect for the same period of 1998, resulting in proportionately higher revenues, expenses, and income when translated into the U.S. Dollar reporting currency. The effect of the stronger Japanese Yen and Korean Won on the Company's net income per diluted share was approximately $0.18 and $0.40 for the three and nine months ended September 30, 1999, respectively. The effect of foreign currency changes of this nature in countries other than Japan and Korea was not individually material to the operations of the Company; however, the cumulative effect amounted to a decrease of approximately ($0.07) and ($0.11), respectively in net income per diluted share for the three and nine months ended September 30, 1999.

Income taxes of $10.0 million and $25.2 million for the three and nine months ended September 30, 1999 increased from $4.6 million and $23.8 million as compared to the same periods in the prior year. As a percentage of pre-tax income, income taxes remained unchanged at 38.5% in 1999.

Net income for the three and nine months ended September 30, 1999 increased 120.4% and 6.1% to $15.5 million and $39.5 million as compared to comparable prior year periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the nine months ended September 30, 1999, net cash provided by operating activities was $58.0 million, compared to $16.2 million for the same period in 1998. The increase primarily resulted from (i) reductions in the increase in inventory; and (ii) increases in accounts payable, and various accrued liability accounts. The increase was partially offset by lower income tax payable.

Capital expenditures for the nine months ended September 30, 1999 were $21.2 million compared to $9.0 million for the same period in the prior year. The majority of the 1999 expenditures resulted from investment in management information systems and the expansion of office facilities and equipment in the U.S. During the fourth quarter of 1999, the Company is planning additional capital expenditures of approximately $5 million or a total of approximately $26 million in 1999 for the continued development of management information systems and expansion of new and existing facilities. In connection with its entry into each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center, sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that up to $6 million will be required for pre-opening expenses, capital expenditures and other operating cash flow needs associated with its 1999 new market expansion activities.

As of September 30, 1999, the Company had $133.8 million in working capital. Cash, cash equivalents and marketable securities were $119.1 million. The Company also had $36.1 million of credit facilities, including a $25 million unsecured committed line of credit, of which $13.3 million is securing letter of credits, contingent guarantees and loans. The majority of these facilities expire in 2000. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities. The terms of the $25 million line of credit agreement contain, among other provisions, requirements for maintaining defined levels of working capital, net worth and fixed charge ratio.

The Company believes it will be able to finance its working capital and capital expenditure requirements for the foreseeable future with internally generated funds. However, if the transaction contemplated by the agreement of merger described below is consummated, the Company will significantly reduce its current cash balance and will incur annual financing expenses associated with the $440 million in debt incurred in the transaction. Therefore, the Company expects in the future to periodically utilize additional financing.

Stockholders' equity increased $ 26.5 million to $190.3 million during the nine months ended September 30, 1999. The increase resulted from net income of $39.4 million offset by dividends declared of $12.9 million and a currency translation adjustment of $2.7 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

Stock Repurchase Plan

In January 1996, the Company's Board of Directors approved a one million share stock repurchase program, which was completed in April 1997. In April 1997, the Board of Directors adopted an additional $30 million stock repurchase program which was completed in February 1998. In February 1998 and again in July 1998, the Board authorized two additional $20 million stock repurchase programs, the first of which was completed in September 1998. Pursuant to these stock repurchase programs, the Company expended $7.5 million, $26.0 million and $32.5 million in 1996, 1997 and 1998, respectively. No stock repurchases were made in the first nine months of 1999.

Agreement and Plan of Merger

On September 13, 1999, the Company publicly announced a proposed purchase of the outstanding common shares by entities controlled by the Company's Chairman, President and CEO/Principal Shareholder. The proposed transaction would be accomplished in a merger of Millennium Acquisition Corp. (the "Purchaser") into the Company. As contemplated by the merger agreement, on September 17, 1999 the Purchaser commenced a tender offer to purchase all of the Company's outstanding shares at a price of $17.00 per share in cash. Following the successful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

completion of the offer, the Purchaser will be merged into the Company. The offer is conditioned upon, among other things, the Purchaser obtaining financing for the offer, the merger and related transactions. Approximately $500 million will be required to finance the offer of which approximately $440 million will be financed through third party indebtedness, and the balance of approximately $60 million will be funded from the Company's cash balances. Concurrently with the closing of the merger, approximately $214 million will be loaned to entities controlled by the Company's Chairman, President and CEO/Principal Shareholder. The third party indebtedness is expected to be financed with a combination of borrowing by the Company under a new senior credit facility with a syndicate of major commercial banks and by issuance of new subordinated debentures to qualified institutional buyers. It is expected that the senior credit facility will consist of one or more term loans and a revolving credit facility, and that it will be secured by substantially all of the Company's assets. The subordinated debentures will be unsecured and are expected to have a term of an estimated seven to ten years. The Company intends to repay the indebtedness principally through the Company's future cash flows. It may also refinance portions of the indebtedness in the future. Although the Company cannot be certain whether or when any of the conditions to the transaction will be satisfied or that the Company will complete the transaction, the Company anticipates completing the transaction in the first quarter of 2000.

Year 2000

The Company has undertaken projects to address Year 2000 issues. The "Year 2000 issue" is the result of computer programs being written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. The result may be disruptions to operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Company has established a project team to identify and address the Company's Year 2000 risks and issues in an attempt to ensure the integrity and reliability of the Company's information systems and business processes. The project team has (i) completed a review of its computer systems worldwide relating to order processing, distribution, disbursements, and other financial systems and (ii) developed a comprehensive project plan (the "Plan") as a means for ensuring the Year 2000 compliance of all information technology ("IT") systems, including applications, operating systems, mainframe, mid-range and client server platforms and all non-information technology ("Non-IT") systems, including embedded applications and equipment, as well as to seek to ensure that key third parties are Year 2000 compliant by the end of 1999. The Company has identified high risk applications that are critical to its business, recognizing the fact that timely compliance of these systems is crucial, and, therefore, has designed its Plan to address these systems first.

The Company's Plan includes remediation of certain existing software and conversion to new software for certain other applications. The Plan is effectively completed and the Company believes that the remaining software upgrades and conversions will be completed by the end of 1999. Testing and certification of the Company's computer systems and their applications have been substantially completed. In addition, the Company developed contingency plans for both software that was selected for remediation and for those applications that were to be replaced. The project team also developed a third contingency plan (applicable to both remediation and replacement efforts) which involves the development of certain manual procedures that could be utilized to render the Company's IT and Non-IT systems Year 2000 compliant. It is expected that the Plan together with the contingency plans will enable the Company to achieve Year 2000 compliance in a timely manner.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

As of September 30, 1999, the Company had incurred approximately $23 million for Year 2000 efforts of which approximately $19 million (related to the implementation of new Year 2000 compliant systems) has been capitalized. Future costs are estimated to be up to $2 million, which are expected to be funded through operating cash flows. Such expenditures are expensed or capitalized, as appropriate. The financial impact of making any required system changes or other remediation efforts cannot be known precisely at this time, but it is not expected to be material to the Company's financial position, results of operations, or cash flows.

Under the Plan, the Year 2000 is not expected to pose significant operational problems. While the Company believes it will be able to resolve the remaining Year 2000 issues in a timely manner, if it is unable to complete the installation of replacement systems and the required changes to existing critical systems, or if those with whom it conducts business are unsuccessful in implementing timely solutions, the Year 2000 issue could have a material adverse effect on the Company's operations and results of operations, including its ability to process and distribute orders.

Euro

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a single European Currency -- the euro. The conversion rates between the existing sovereign currencies ("legacy currencies") and the euro have been fixed. The euro is traded on currency exchanges and is used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company has conducted a review of its information and business systems, and those of its European affiliates, to address the impact of the euro conversion. The Company has initially offered both the legacy currencies and the euro to settle distributor sales and will ultimately offer to process orders in the euro currency. To prepare for this transition, certain computer systems will require modifications or replacement. The initial remediation and testing process was completed in December 1998 and cost approximately $500,000. The Company is still evaluating subsequent phases to the euro conversion, which may include, among other things, system modifications to allow payment of distributor royalties in the euro. The incremental costs associated with these subsequent phases is not expected to be significant. In response to the euro conversion, the Company may make certain price adjustments to ensure pricing consistency within the European market.

Inflation and Currencies

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases by the Company from its suppliers are generally made in U.S. Dollars, while sales to distributors are generally made in local currencies. Consequently, strengthening of the U.S. Dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. The Company from time to time enters into forward exchange contracts and other hedging arrangements to manage its foreign exchange risk on intercompany transactions. During 1999, most Asian currencies remained stable or strengthened against the U.S. Dollar while most European and South American currencies decreased in value against the U.S. Dollar.

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

See disclosures under Item 7a. "Quantitative and Qualitative Disclosures about Market Risks" in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. No significant changes have occurred during the first nine months of 1999 other than described below under "Foreign Exchange Risk".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FOREIGN EXCHANGE RISK

The following table provides information about the details of the Company's option contracts at September 30, 1999.

                      U.S. Dollar
                      Equivalent     Average Strike     Original        Fair       Maturity
Foreign Currency       Coverage           Price           Value        Value         Date
-----------------     -----------    --------------     --------      ------      ----------
Japanese Yen           6,000,000           120           332,400           0      10/29/1999
Japanese Yen           6,000,000           120           319,800       1,527      11/30/1999
Japanese Yen           6,000,000           120           324,000       5,542      12/30/1999
Japanese Yen           3,000,000           118            91,740       7,939      01/31/2000
Japanese Yen           3,000,000           118            94,590      11,482      02/29/2000
Japanese Yen           3,000,000           118            96,780      14,580      03/31/2000
                      ----------                       ---------      ------
                      27,000,000                       1,259,310      41,070
                      ==========                       =========      ======


   The table below describes the forward contracts that were outstanding at September 30, 1999.

                                                            Forward
                                             Contract     Position in     Maturity      Contract        Fair
          Foreign Currency                     Date       US Dollars        Date          Rate          Value
---------------------------------------      --------     -----------     --------      --------     ---------
Buy USD/Sell Argentina Peso                  05/24/99        100,000      10/27/99        1.0360        96,510
Buy USD/Sell Argentina Peso                  05/24/99        100,000      11/29/99        1.0450        96,172
Buy USD/Sell Argentina Peso                  05/24/99        100,000      12/27/99        1.0490        96,259

Buy USD/Sell Thailand Baht                   03/11/99        200,000      11/17/99       38.7300       210,906
Buy USD/Sell Thailand Baht                   03/11/99        200,000      12/17/99       38.8700       210,387

Buy British Pound/Sell Norwegian Kroner      04/19/99        819,895      04/14/00       12.4341       800,002
Buy British Pound/Sell Finnish Marka         04/19/99        818,958      04/14/00        8.8343       799,642
Buy British Pound/Sell Swedish Kroner        06/25/99        740,954      04/14/00       13.3150       739,904
Buy British Pound/Sell Norwegian Kroner      06/25/99        501,070      04/14/00       12.4700       490,324
Buy British Pound/Sell Danish Kroner         06/25/99      4,369,463      04/14/00       11.3020       434,927

Buy USD/Sell Turkish Lire                    09/13/99        147,003      03/13/00        613050       143,014
Buy USD/Sell Turkish Lire                    09/13/99      3,000,000      09/14/00        824000     2,919,618

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

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        On September 14, 1999, three putative class action lawsuits, one entitled Patricia Lisa and Harbor Finance partners v. Mark Hughes, et. al., Case No. BC 216711, one entitled Kevin Coyle v. Mark Hughes, et. al., Case No. BC 216759 and one entitled Stuart H. Savett v. Herbalife International, Inc., et. al., Case No. BC 216761, were filed in the Superior Court of the State of California, County of Los Angeles, challenging the fairness of the tender offer and merger transactions described below under "Item 2 -- Liquidity and Capital Resources - Agreement and Plan of Merger." Five similar lawsuits were later filed in the same court, one on September 15, 1999, entitled Kenneth Schweitzer
        v. Herbalife International, Inc. et. al., Case No. BC 216823, two others on September 16, 1999, entitled Frances Longstreth v. Herbalife International, Inc. et. al., Case No. BC 216911 and Rae Ellen Plattus vs. Christopher Pair, et. al., Case No. BC 16904, one on September 17, 1999, entitled Lee Brenin vs. Mark Hughes, et al., Case No. BC 216932, and one entitled Michael Vaupel vs. Mark Hughes, et al., Case No. BC 217257. In addition, four similar lawsuits were filed in the District Court, Clark County, Nevada, one on September 14, 1999, entitled Colleen
        M. Tharp vs. Herbalife International, Inc., et al., Case No. A408158II, one on September 15, 1999, entitled Francis Mcfarlain, IRA vs. Herbalife International, Inc., et. al., Case No. A4081591, and two on September 22, 1999, one entitled Kevin Coyle vs. Mark Hughes, et al., Case No. A408466 and another entitled Charles Fruscione and Jerome Glowacki vs. Herbalife International, Inc., et. al., Case No. A408478. These lawsuits are referred to collectively herein as the "Lawsuits".

        The Lawsuits challenge the fairness of the proposed transaction to the Company's public stockholders, alleging, among other things, that the price to be paid in the tender offer and the merger does not reflect the value of the Company's assets, and that the tender offer and the merger are unfair because they will deprive the public stockholders of the ability to share proportionately in the Company's future growth in profits and earnings. The Lawsuits also allege that the Special Committee formed to evaluate the transactions was not independent, and that the Company's directors breached their fiduciary duties to the public stockholders in approving the proposed transactions. The plaintiffs have requested an injunction prohibiting the defendants from proceeding with the proposed transactions, unspecified damages, costs and attorneys' fees, and other relief.

        The Company and Mr. Hughes believe that the Lawsuits are without merit and plan to vigorously defend them and any other actions that may be brought in connection with the proposed transactions. There can be no assurances, however, with regard to the outcome of any such suits or to the impact that an adverse result would have on the Company and the ability of the purchaser in the tender offer to consummate the tender offer, the merger and the related transactions.

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
                 dated January 27, 1997.

    EXHIBIT
    NUMBER                                        DESCRIPTION                                 PAGE NO./(FOOTNOTE)
-----------------------------------------------------------------------------------------------------------------
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

     10.25       Credit Agreement between Herbalife International of America, Inc.  and               (14)
                 First National Bank of Chicago, dated December 14, 1998

     10.26       Agreement and Plan of Merger, dated September 13, 1999, among MH
                 Millennium Holdings LLC, MH Millennium Acquisition Corp., Mark Hughes, The
                 Mark Hughes Family Trust and Herbalife International, Inc.                           (16)

     21          List of subsidiaries of the Company                                                  (14)

     27          Financial Data Schedule                                                              (15)

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

(11) Incorporated by reference to the Company's Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders.

(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(15)  Filed herewith.

(16) Incorporated by reference to Annex A of the Offer to Purchase dated September 17, 1999 contained in Schedule 14D-1 filed by MH Millennium Holdings LLC, MH Millennium Acquisition Corp., The Mark Hughes Family Trust and Mark Hughes on September 17, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 12, 1999




                                    HERBALIFE INTERNATIONAL, INC.
                                            (Registrant)



                                    By:  /s/ TIMOTHY GERRITY
                                       -------------------------
                                           Timothy Gerrity
                                    Executive Vice President and
                                       Chief Financial Officer