Form 10-Q/A
period 1999-09-30
HERBALIFE INTERNATIONAL INC
filed 1999-11-17
CIK 791449

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X] (Mark One)

 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
          1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR
[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from _______________________ to ______________________

                         Commission file number 0-15712

                          HERBALIFE INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Nevada                                        22-2695420
       ------------------------------                ----------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification Number)

      1800 Century Park East, Los Angeles, California       90067
      -----------------------------------------------       ----------
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


================================================================================

                              EXPLANATORY STATEMENT


This Form 10-Q/A of Herbalife International, Inc. amends the Quarterly Report on Form 10-Q of the Registrant for the Registrant's quarterly period ended September 30, 1999. Specifically, this Form 10-Q/A amends Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", as incorporated into the Form 10-Q, as follows:


(i) In the Foreign Exchange Risk table, the forward position in U.S. Dollars shown for the "Buy British Pound/Sell Danish Kroner" forward contract is amended to read 436,463.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 17, 1999


                                   HERBALIFE INTERNATIONAL, INC.
                                            (Registrant)


                                    By: /s/ TIMOTHY GERRITY
                                       --------------------------
                                          Timothy Gerrity
                                    Executive Vice President and
                                      Chief Financial Officer