Form 10-K405
period 1999-12-31
HERBALIFE INTERNATIONAL INC
filed 2000-03-30
CIK 791449

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     The Aggregate market value of the Registrant's Class A and Class B Common Stock on February 29, 2000 held by nonaffiliates was approximately $143 Million. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of this Form and the Registrant is not bound by this determination for any other purpose.)

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

     The number of shares outstanding of the registrant as of February 29, 2000 was:

                   10,002,549 Shares of Class A Common Stock
                   18,650,014 Shares of Class B Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE

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

ITEM 1. BUSINESS

                     BACKGROUND AND CORPORATE ORGANIZATION

GENERAL

     We are a network marketing company that sells a wide range of weight management products, food and dietary supplements and personal care products worldwide. As of December 31, 1999, we conducted business in 46 countries located in Asia/Pacific Rim, Europe and The Americas. Retail sales in those regions represented 43.6%, 26.2% and 30.2%, respectively, of our total retail sales in 1999.

     We have experienced substantial growth in retail sales in recent years. From 1995 to 1999, our retail sales grew from $923.6 million to $1.79 billion, representing a compound annual growth rate of 18%.

     Our products are marketed exclusively through a network marketing system. This system enables our independent distributors to earn profits by selling Herbalife products to retail consumers or other distributors. Distributors may also develop their own distributor downline organizations by sponsoring other distributors to do business in any market where we operate, entitling the sponsors to receive royalty overrides (cash incentives, including royalties and bonuses) on product sales within their downline organizations.

     Management believes that Herbalife's network marketing system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use the Herbalife's products themselves. Our network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment.

HISTORY AND ORGANIZATION

     We began operations in February 1980 as a California limited partnership and operated in that form through December 1985, with the exception of an interim period from October 1981 through August 1983 when the business was operated through a California corporation. In January 1986, our business was transferred from the California limited partnership to its corporate general partner, Herbalife International of America, Inc. ("Herbalife of America"). In November 1986, Herbalife of America was acquired in a stock-for-stock reorganization by Sage Court Ventures, Inc. ("Sage Court"). As a result of the acquisition, Herbalife of America became a wholly owned subsidiary of Sage Court and the former stockholders of Herbalife of America acquired a controlling interest in Sage Court. Sage Court's name was formally changed to Herbalife International, Inc. in December 1986.

     In October 1993, we and certain selling stockholders sold a total of 6,047,000 shares of Common Stock in a public offering (the "1993 Offering"). We issued and sold 2,647,000 shares as part of this transaction.

     In December 1997, our common stock, par value $.01 per share (the "Old Common Stock") was reclassified into voting class A common stock ("Class A Stock") and non-voting class B common stock ("Class B Stock"). The reclassification of the Old Common Stock is referred to herein as the "Recapitalization," and the Class A Stock and Class B Stock are together referred to herein as the "Common Stock."

     Herbalife International, Inc. operates through 44 domestic and foreign subsidiaries, virtually all of which are wholly owned. Except as the context otherwise requires, references to "Herbalife" and the "Company" include Herbalife International, Inc. and its operating subsidiaries.

EXECUTIVE OFFICES

     Our executive offices are located at 1800 Century Park East, Los Angeles, California 90067. Our telephone number is (310) 410-9600.

GROWTH STRATEGY

     Our business strategy is comprised of the following principal elements:

     MAINTAIN AND GROW OUR DISTRIBUTOR BASE. We recognize the strategic importance of our distribution network and constantly strive to motivate and grow our distributor base. Our distributors have financial incentives to make sales and to encourage sales by their downlines. As the number of distributors in a given distributor's downline increases, the potential for additional sales by the downline and the financial reward for that distributor also increase. We intend to continue to offer compelling financial incentives to our distributors and to offer support and motivation in order to further expand our distributor base throughout the world. For example, we provide ongoing support in the form of motivational events and training programs, both live and via the Herbalife Broadcast Network, which delivers programming via television to subscribing distributors. We also utilize teleconferences and a wide range of promotional literature, including catalogs and newsletters, in multiple languages and tailored to meet the particular needs of Herbalife distributors worldwide. Each month, in addition to over 100 Herbalife sponsored live events, our distributors conduct several thousand local training and motivational events.

     The opportunity to become an Herbalife distributor appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment. Additionally, the introduction of new products that target consumers outside our core product lines attracts new distributors to Herbalife who may not otherwise have been attracted to our distribution system. For example, by offering our new personal care and cosmetics line, which includes our recently introduced "Colour" cosmetic products, we expect to attract a new segment of people interested in selling cosmetics who might not otherwise be interested in selling weight management or nutritional products.

     EXPAND PRODUCT OFFERINGS. We intend to leverage our distribution channel by offering new products that we identify as suitable for the direct selling market. To facilitate our expansion into new product lines, we have an in-house product development staff and utilize external consultants, scientists and physicians. From January 1998 through December 1999, we introduced 9 new weight management products, 25 new nutritional products and 37 new personal care products. We intend to introduce several new products in 2000, and we plan to extend our new "Colour" cosmetics line into our other markets. We also have extended our dietary and nutritional product line to address children's dietary issues and to target a market with aging and longevity concerns.

     We own substantially all of our product formulas, and we contract with various manufacturers to produce our products to precise specifications. Without the managerial and operational overhead of owning manufacturing facilities, we have the flexibility to experiment with new products and product variations and to choose from products offered to us by other product developers.

     EXPAND INTO NEW MARKETS. We plan to continue to increase our sales by introducing popular Herbalife products into our existing markets where they are not yet available and by entering new markets. Of the 71 weight management products and dietary and nutritional supplements that we offer, only a limited number are currently available in all 46 of our operating countries. The timely introduction of new, high-quality products into an existing market generates enthusiasm among our distributors by creating additional sales opportunities. The introduction of new products frequently results in increased sales of existing Herbalife products. For example, we believe that the increase in overall sales in Europe in 1999 was at least partly due to the introduction of new products, such as our protein bar that was introduced in Europe in April 1999. We plan to introduce our "Colour" cosmetics line in the Czech Republic and Slovak Republic in 2000. We will continue to evaluate potential new markets based on the demand for our products as well as the potential to create an effective distribution base. We recently opened India, and we plan to open China in late 2000.

     We employ a staff of government relations personnel throughout the world who take a systematic, proactive approach to working with government and licensing agencies in both new and existing markets to ensure that our products and distribution model are in compliance with all local laws and regulations. We also utilize outside market consultants and work with private organizations throughout the world to prepare for introducing our products in diverse markets.

PRODUCT OVERVIEW

     Our products include weight management products, dietary and nutritional supplements, and personal care and cosmetic products. We currently market 171 products, exclusive of (1) variations in product flavors and colors, (2) reformulations of products to satisfy regulatory requirements within a particular country and (3) similar variations of our basic product line. A limited number of our personal care products are classified in the United States as OTC drugs. See "-- Regulation."

     The following chart summarizes the number of products we offer in our principal product categories as of December 31, 1999 and retail sales information by product category during the indicated periods. We have reclassified prior year numbers to conform with current year presentation of product classification.

                           PRODUCT SALES BY CATEGORY

                                                              YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------
                                             1999                      1998                      1997
                                    -----------------------   -----------------------   -----------------------
                                                PERCENT OF                PERCENT OF                PERCENT OF
         PRODUCT CATEGORY            RETAIL    TOTAL RETAIL    RETAIL    TOTAL RETAIL    RETAIL    TOTAL RETAIL
 (NUMBER OF PRODUCTS IN CATEGORY)    SALES        SALES        SALES        SALES        SALES        SALES
 --------------------------------   --------   ------------   --------   ------------   --------   ------------
                                                               (DOLLARS IN MILLIONS)
Weight Management (15)............  $  741.0       41.3%      $  648.4       39.4%      $  575.8       38.6%
Dietary and Nutritional
  Supplements (56)................     807.8       45.0%         729.6       44.4%         678.9       45.5%
Personal Care Products (100)......     198.1       11.1%         199.0       12.1%         166.6       11.2%
Literature, Promotional and
  Other...........................      46.6        2.6%          67.8        4.1%          69.4        4.7%
                                    --------                  --------                  --------
          Total...................  $1,793.5                  $1,644.8                  $1,490.7
                                    ========                  ========                  ========

     WEIGHT MANAGEMENT PRODUCTS. Our weight management products include the following: (1) Formula 1 Protein Mix, a protein powder in four different flavors designed as a meal replacement; (2) the four Thermojetics(R) weight management tablets (original green, green, beige and yellow) used as part of our weight management program; and (3) Thermojetics(R) Herbal Concentrate, an herbal beverage blended from five natural botanicals, now offered in three different flavors. Since January 1998, we have introduced the following products to the Thermojetics(R) system: (1) Chew Slim herbal diet gum; (2) WaferFull chewable wafers; (3) MentaBalance(R) amino acid and herbal supplement; and (4) CarboGuard(R) micronutrient fiber and herbal supplement. In December 1999, we introduced a new alternative Thermojetics(R) program, named the Thermojetics(R) High-Protein, Low-Carb Program, which is comprised of snack bars, the Thermojetics(R) Gold Herbal Supplement Tablets and shake, soup and drink mixes. For the last three years, approximately 40% of our sales was derived from our 15 weight management products and approximately 20% was derived from our Formula 1 Protein Mix.

     DIETARY AND NUTRITIONAL SUPPLEMENTS. Our dietary and nutritional supplements include a variety of products, each containing herbs, vitamins, minerals and other natural ingredients. Some of these products are targeted to specific consumer groups. For example, we offer Tang Kuei, Woman's Choice and Women's Advantage specifically for women; Male Factor 1000(R), Male Performance Complex and Ultimate Prostate Formula for men; Kindermins(R), Dinomins and DinoShakes(R), which are designed to meet the nutritional needs of children; and the Longetics(R) Program for mature adults. We also offer several antioxidants, such as Extreme C tablets, Mega Garlic, Schizandra Plus, RoseOx, and Echinacea Plus. Other signature products include Herbal-Aloe, multivitamin, Cell Activator(R), Cell-U-Loss(R), N.R.G., Thermo-Bond(R), Aminogen, Florafiber, Xtra-Cal, Herbalifeline(R), Sleep Now, Herbal Calmative and A.M. Replenishing and P.M. Cleansing formulas.

     PERSONAL CARE AND COSMETIC PRODUCTS. We market our entire personal care product line under the name Dermajetics(R), which we initially launched in 1995. The Dermajetics(R) product line consists of the following products: (1) the Skin Survival Kit, consisting of a day and night moisturizer, a deep cleaning facial mask and a hydrating eye gel; (2) Nature's Mirror(R), consisting of a cleanser, toner and moisturizer for each of three different skin types and four specialty care products; (3) Parfums Vitessences, consisting of six eaux de toilette, three for men and three for women; (4) "Man" and "Woman" fragrances; (5) Good Hair Day, consisting of seven hair care products; (6) Ocean Currents(R), consisting of five bath products; (7) the Acne Treatment System, consisting of four products; (8) AromaVie(R), consisting of three aromatic soaps and oils; and
(9) other specialty personal care products, including Herbal Aloe Gel and Lotion, Soothing Spray, Cleansing Bars, Body Wash, Super APR (Arthritis Pain Relief), a sun care line, Body Buffing and Toning Cream, and Dinokids(TM), a children's line consisting of four products.

     We market our cosmetics product line under the name "Colour," which we launched in 1998 and currently offer in the United States, Canada, Europe, Mexico, Venezuela and Japan. The "Colour" products consist of four collections of eye and cheek colors as well as: lipsticks; coordinated eye, brow and lip pencils; lash colors; concealers; and two-in-one foundations.

EDUCATIONAL AND PROMOTIONAL MATERIALS

     We also sell educational and promotional materials, including sales aids, informational videotapes and cassette recordings. In addition, we sell distributor kits at a worldwide average cost of approximately $77 per kit, which an individual must purchase in order to become one of our distributors (except in South Korea, where there is no charge for a distributor kit). Sales of distributor kits are not subject to distributor allowances. Accordingly, we receive the entire retail sales amount from the sale of the distributor kits.

PRODUCT MANUFACTURING AND DEVELOPMENT

     We expand our product lines through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, our executives, staff and consultants and outside parties. In advance of introducing products into our markets, local counsel and other representatives retained by us investigate product formulation matters as they relate to regulatory compliance and other issues. Our products are then reformulated to suit both the regulatory and marketing requirements of the particular market. See "-- Regulation."

     All of our products are manufactured by outside companies. Raven currently manufactures most of our powder products, and D&F currently supplies most of our tablet and capsule products. For a number of years prior to 1998, we were subject to requirements contracts with each of Raven, D&F and Dynamic, each of which is a subsidiary of Global Health Sciences, Inc. Under these contracts, we agreed to purchase all of our requirements of powder products from Raven and all of our requirements of tablet, capsule and specified other products from Dynamic or D&F, to the extent that each manufacturer was capable of manufacturing the products. Our aggregate purchases from Raven and D&F have represented a majority of our product purchases.

     In September 1997, we entered into three-year agreements with Raven, D&F and Dynamic, pursuant to which revised pricing and other provisions became effective on January 12, 1998. These agreements provide the ability for us to source and develop products with other third party manufacturers, subject to minimum percentage purchase and other requirements for dietary and nutritional supplement products and a small number of other products falling into specified product categories. As a result, and because these agreements confirm our ownership of product formulations for substantially all of our dietary and nutritional supplement products, we have the capacity, and in the future may seek, to "second source" particular dietary and nutritional supplement products with multiple manufacturers. In addition, a number of our new products, such as the Thermojetics High-Protein Low-Carb weight management products, are being manufactured for us by new manufacturers. Increasingly, our in-house staff has been conducting product research and development and product formulation. However, we have historically relied on Raven and D&F for these services, and we will continue to do so, albeit to a lesser extent, in the future.

PRODUCT RETURN AND BUY-BACK POLICIES

     All of our products include a customer satisfaction guarantee. Within 30 days of purchase, any customer who is not satisfied with an Herbalife product for any reason may return it or any unused portion to the distributor from whom it was purchased for a full refund from the distributor or credit toward purchase of another Herbalife product. Distributors may obtain replacements from us for products returned to them by consumers if they return the products to us on a timely basis. In addition, in most jurisdictions, we maintain a buy-back program pursuant to which we will repurchase products sold to a distributor provided that the distributor resigns as an Herbalife distributor, returns the product in marketable condition within twelve months of original purchase and meets some documentation and other requirements. We believe this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing systems. See "-- Regulation -- Network Marketing System." Historically, product returns and buy-backs have not been significant, averaging 0.9% of annual retail sales during the last five years.

                     NUMBER OF PRODUCTS OFFERED BY CATEGORY
                           (AS OF DECEMBER 31, 1999)

                                                                       NUMBER OF
                                                                        FOOD AND
                                                         NUMBER OF      DIETARY                        TOTAL
                                                          WEIGHT       SUPPLEMENT     NUMBER OF      NUMBER OF
                                                        MANAGEMENT      PRODUCTS    PERSONAL CARE    PRODUCTS
                                             YEAR        PRODUCTS        (56 IN        PRODUCTS       (171 IN
                COUNTRY                   ENTERED(1)   (15 IN TOTAL)     TOTAL)     (100 IN TOTAL)    TOTAL)
                -------                   ----------   -------------   ----------   --------------   ---------
ASIA/PACIFIC RIM
  Australia.............................     1983            2             13             63             78
  New Zealand...........................     1988            2             11             60             73
  Hong Kong.............................     1992            4              8             67             79
  Japan.................................     1993            6             12             64             82
  Philippines...........................     1994            2              5             18             25
  Taiwan................................     1995            2              4             59             65
  South Korea...........................     1996            2              6             34             42
  Thailand..............................     1997            2              3             36             41
  Indonesia.............................     1998            2              4             --              6
  India.................................     1999            1              4             --              5

                                                                       NUMBER OF
                                                                        FOOD AND
                                                         NUMBER OF      DIETARY                        TOTAL
                                                          WEIGHT       SUPPLEMENT     NUMBER OF      NUMBER OF
                                                        MANAGEMENT      PRODUCTS    PERSONAL CARE    PRODUCTS
                                             YEAR        PRODUCTS        (56 IN        PRODUCTS       (171 IN
                COUNTRY                   ENTERED(1)   (15 IN TOTAL)     TOTAL)     (100 IN TOTAL)    TOTAL)
                -------                   ----------   -------------   ----------   --------------   ---------
EUROPE
  United Kingdom........................     1984            5             14             85            104
  Israel................................     1989            3             13             30             46
  Spain.................................     1989            4              8             85             97
  France................................     1990            4              8             85             97
  Germany...............................     1991            5              8             85             98
  Italy.................................     1992            5              9             85             99
  Portugal..............................     1992            5              8             85             98
  Czech Republic........................     1992            2             15             31             48
  Netherlands...........................     1993            5              9             85             99
  Belgium...............................     1994            5             13             85            103
  Poland................................     1994            2              6             41             49
  Denmark...............................     1994            2             10             85             97
  Sweden................................     1994            4             10             85             99
  Russia................................     1995            5             19             55             79
  Switzerland...........................     1995            4              7             85             96
  Austria...............................     1995            3              7             85             95
  Norway................................     1995            4              7             83             94
  Finland...............................     1995            5             13             85            103
  South Africa..........................     1995            2              6             85             93
  Greece................................     1996            2              2             85             89
  Turkey................................     1998            2              2             30             34
  Botswana..............................     1998            2              6             77             85
  Lesotho...............................     1998            2              6             60             68
  Namibia...............................     1998            2              6             84             92
  Swaziland.............................     1998            2              6             39             47
  Iceland...............................     1999            3              9             79             91
  Slovak Republic.......................     1999            2             11             --             13
THE AMERICAS
  United States.........................     1980           15             49             97            161
  Canada................................     1982            7             17             89            113
  Mexico................................     1989            6             18             42             66
  Dominican Republic....................     1994            1              4             --              5
  Venezuela.............................     1994            4             11             61             76
  Argentina.............................     1994            2              6             37             45
  Brazil................................     1995            2              6             40             48
  Chile.................................     1997            2              3             38             43
  Jamaica...............................     1999            5             14             49             68

---------------
(1) Throughout the Report, "entering", "opening", "commencing operations" or "doing business" in a market or country means that we have obtained either regulatory approval of, or the favorable opinion of local legal counsel with respect to, our network marketing system, have obtained all requisite regulatory approvals of at least one product and have commenced sales and shipment of that product within the market or country. With respect to Japan, from 1989 through 1992, we operated under a licensing arrangement in Japan and reported license fees with respect thereto as revenue. Subsequently, in 1993, we formed a new Japanese subsidiary whose revenues were then included in our results of operations. Accordingly, we consider Japan to have been "opened" in 1993.

NETWORK MARKETING SYSTEM

     Our products are distributed exclusively through a network marketing system consisting of over one million distributors as of December 14, 1999. Included in the number of active distributors as of December 14, 1999, are distributors and supervisors whose distributorships were terminated subsequent to July 31, 1999 but who may have renewed, or in the future may renew, their distributorships. This is consistent with our established internal policies and past practices.

     Distributors are generally independent contractors who purchase products directly from us or from other distributors for resale to retail consumers and other distributors. Distributors may elect to work on a full-time or part-time basis. We believe that our network marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment, and that a majority of our distributors therefore work on a part-time basis. We believe that our network marketing system is ideally suited to marketing our products because sales of the products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use our products themselves. We encourage our distributors to use our products and to communicate the results of their use of the products to their retail customers.

     Distributors' earnings are derived from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, which are discounted 25% to 50% from suggested retail prices depending on the distributor's level within our distributor network, and selling our products to retail customers at retail prices. Second, distributors may earn profits by selling products to distributors within their downline organization who receive a lower discount percentage than the selling distributor. Third, distributors who sponsor other distributors and establish their own downline organizations may earn (1) royalty overrides of 1% to 5% on product sales on each of up to three downline supervisor levels and (2) upon becoming a qualifying "TAB Team" member, production bonuses of 2% to 6% on product sales within their downline organizations. The TAB Team is comprised of the Global Expansion Team, the Millionaire Team and the President's Team. President's Team members may earn up to 7%. Combining these sources of earnings and including participation in the President's Team bonus, as described below, our total "pay-out" on products subject to distributor royalty overrides currently is approximately 73% of our suggested retail sale price (i.e., 50% distributor allowance plus up to 23% of suggested retail sales prices in royalty overrides and similar bonuses, before reflecting a 7% shipping and handling fee charged to distributors by us).

     Distributors earn the right to receive royalty overrides upon attaining the level of supervisor and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a distributor becomes a supervisor, he or she has an incentive to qualify, by earning specified amounts of royalty overrides, as a member of the Global Expansion Team, the Millionaire Team or the President's Team, and thereby receive production bonuses of up to 7%. We believe that the right of distributors to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most productive distributors.

     To become a distributor, a person must be sponsored by an existing distributor and must purchase a distributor kit from us, except in South Korea, where there is no charge for a distributor kit. To become a supervisor or qualify for a higher level, distributors must achieve specified volumes of product purchases or earn certain amounts of royalty overrides during specified time periods and must re-qualify for the levels once each year. To attain supervisor status, a distributor generally must purchase, either from us or other distributors, products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. Volume points are point values assigned to each of our products that are equal in all countries and are based on the suggested retail price of U.S. products. Supervisors may then attain higher levels, which consist of the Global Expansion Team, the Millionaire Team and the President's Team, by earning increasing amounts of royalty overrides based on purchases by distributors within their organizations. Supervisors contribute significantly to our sales and some key supervisors who have attained the highest levels within our distributor network are responsible for generating a substantial portion of our sales and for recruiting a substantial number of our distributors.

     The following table sets forth the approximate number of our supervisors at the dates indicated:

                                                              FEBRUARY 28,*
                                            --------------------------------------------------
                                             2000       1999       1998       1997       1996
                                            -------    -------    -------    -------    ------
Approximate Number of Supervisors.........  160,000    147,000    139,000    115,000    99,000

---------------
* In February of each year, we delete from the rank of supervisor those supervisors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were deleted, but who subsequently requalified. We rely on distributors' certifications as to the amount and source of their product purchases from other distributors. Although we apply review procedures with respect to the certifications, they are not directly verifiable by us.

     We also have two compensation and incentive programs designed to motivate distributors at both the most senior and junior levels within our distributor network. Members of the President's Team work closely with us to develop and implement new initiatives and strategies for increasing sales and distributor productivity throughout our entire distributor organization. Qualifying President's Team members have the opportunity to participate in the President's Team Bonus, which for 1999 consisted of a total available awards package of one percent of our 1999 total product retail sales, or approximately $16.3 million. The distribution of the President's Team Bonus is based in part upon each President's Team member's participation in corporate-sponsored training and motivational events. In this manner, we attempt to involve our most senior distributors in our sales, training, motivation and strategic planning efforts. In addition to these programs, we periodically offer a variety of special promotions related to particular products or sales periods, involving special cash bonuses, vacations and other awards.

     For our most junior distributors, those who have not yet attained supervisor status, we instituted a "Success Builder" program. This program permits a distributor who purchases products representing 1,000 volume points in one month to obtain a 42% distributor allowance from suggested retail prices on our products, rather than the standard 25%. In addition, in 1996, we introduced the Herbalife Advantage Program ("HAP"), which uses a product brochure that enables our junior distributors to obtain an extra 10% distributor allowance over the standard 25% and to order products by individual unit rather than by cases to better suit their inventory and usage needs. The Success Builder and HAP programs are designed to provide incentives to distributors who are in the initial stages of building distributor organizations and to encourage them to reach supervisor status.

     We seek to expand our distributor base in each market by offering distributors attractive compensation opportunities. We believe our international sponsorship program provides a significant advantage to our distributors as compared with distributors in some other network marketing organizations because the program permits distributors in any country to sponsor distributors in other countries where we are licensed to do business and where we have obtained required product approvals and to earn the same level of royalty overrides and bonuses on sales by those distributors as if both distributors resided in the same country.

     We maintain a computerized system for processing distributor orders and calculating distributor royalties and bonus payments, which enables us to remit the payments promptly to distributors. We believe that prompt remittance of royalty overrides is vital to maintaining a motivated network of distributors and that our distributors' loyalty to us has been enhanced by our history of consistently making royalty override and bonus payments on a scheduled basis.

GEOGRAPHIC AREAS OF OPERATIONS

     The following chart sets forth the countries in which we currently operate, the year operations were commenced in each country and retail sales information by country during the past five years.

                                                   TOTAL RETAIL SALES BY COUNTRY (IN THOUSANDS)
                                  YEAR     ------------------------------------------------------------
          COUNTRY(1)             ENTERED      1999         1998         1997         1996        1995
          ----------             -------   ----------   ----------   ----------   ----------   --------
Australia......................   1983     $   18,372   $   17,028   $   20,644   $   24,059   $ 30,803
New Zealand....................   1988          1,352        1,757        1,802        1,799      2,535
Hong Kong......................   1992         44,996       34,709       21,808       11,698     10,783
Japan..........................   1993        518,447      547,653      525,738      311,117     81,730
Philippines....................   1994          1,914        1,215        1,264        1,935     13,219
Taiwan.........................   1995         48,293       44,503       47,644       26,226      4,424
South Korea....................   1996        129,279       30,928       14,631        1,951
Thailand.......................   1997          7,094        8,865        9,907
Indonesia......................   1998          8,160        4,018
India(4).......................   1999          4,938
                                           ----------   ----------   ----------   ----------   --------
ASIA/PACIFIC RIM...............            $  782,845   $  690,676   $  643,438   $  378,785   $143,494
United Kingdom.................   1984     $   16,652   $   13,794   $   11,833   $   12,487   $ 15,296
Israel.........................   1989          7,951        7,076        8,132        8,419     30,133
Spain..........................   1989         11,377       10,681        9,371        9,792     15,730
France.........................   1990         19,262       15,523       12,913       12,379     13,129
Germany........................   1991         63,976       55,492       44,059       54,340    115,555
Italy..........................   1992        121,134       99,185       65,026       54,449     56,687
Portugal.......................   1992          8,164        5,182        3,545        3,097      8,934
Czech Republic.................   1992         16,434       20,153       14,758       13,733     15,112
Netherlands....................   1993         28,803       21,095       18,188       15,248     18,237
Belgium........................   1994          3,117        2,484        2,310        2,370      3,775
Poland.........................   1994         13,517       13,917       13,883       16,218      6,238
Denmark........................   1994          6,697        5,827        4,699        3,747     11,263
Sweden.........................   1994         13,699       19,269       21,061       16,488     17,845
Russia(2)......................   1995         30,920       96,661      157,819      142,078     29,593
Switzerland....................   1995         27,277       28,379       17,315       14,412      4,911
Austria........................   1995         15,419       13,434       10,076        7,385      3,134
Norway.........................   1995         22,602       17,458       14,822        8,279        367
Finland........................   1995          7,592        9,559        9,073       14,702        300
South Africa(3)................   1995         23,173       19,915       13,337       21,497      7,707
Greece.........................   1996          2,976        2,224          898          227
Turkey.........................   1998          1,924        5,431
Botswana(3)....................   1998            462           64
Lesotho(3).....................   1998            272           40
Namibia(3).....................   1998            502          250
Swaziland(3)...................   1998             79            5
Iceland(4).....................   1999          3,466
Slovak Republic(4).............   1999          1,993
                                           ----------   ----------   ----------   ----------   --------
EUROPE.........................            $  469,440   $  483,098   $  453,118   $  431,347   $373,946

                                                   TOTAL RETAIL SALES BY COUNTRY (IN THOUSANDS)
                                  YEAR     ------------------------------------------------------------
          COUNTRY(1)             ENTERED      1999         1998         1997         1996        1995
          ----------             -------   ----------   ----------   ----------   ----------   --------
United States..................   1980     $  416,074   $  364,459   $  298,661   $  279,596   $333,595
Canada.........................   1982         26,551       21,269       17,452       13,848     12,042
Mexico.........................   1989         44,830       24,404       15,973       11,590     15,125
Dominican Republic.............   1994             90           68          127           33        101
Venezuela......................   1994          4,715        5,464        3,667        5,568     11,152
Argentina......................   1994          5,985        6,161        4,784        3,185     10,006
Brazil.........................   1995         37,740       45,835       50,094       76,192     24,183
Chile..........................   1997          3,162        3,403        3,379
Jamaica(4).....................   1999          2,076
                                           ----------   ----------   ----------   ----------   --------
THE AMERICAS...................            $  541,223   $  471,063   $  394,137   $  390,012   $406,204
          TOTAL RETAIL SALES...            $1,793,508   $1,644,837   $1,490,693   $1,200,144   $923,644
                                           ==========   ==========   ==========   ==========   ========

---------------
(1) We record sales data based on the country from which distributor orders are shipped by us. Sales by distributors to other distributors or retail consumers may occur in other countries, although these sales generally violate geographic limitations imposed by us on product sales.

(2) We operate through various import/export companies located in Russia to conduct transactions in our products with Russian distributors.

(3) South Africa, Botswana, Lesotho, Namibia and Swaziland sales are included in the European region.

(4) We initiated operations in Iceland and Jamaica in the first and second quarters of 1999, respectively. We initiated operations in India and the Slovak Republic in the fourth quarter of 1999.

     GEOGRAPHIC SALES TRENDS. The opening of new markets is an important component of our business strategy. From January 1, 1995 through December 31, 1999, we commenced operations in 22 new countries. In 1999, these countries contributed $379 million of retail sales, representing 21% of our total retail sales. Consistent with our growth strategy, we opened markets in India, Iceland, Jamaica and the Slovak Republic in 1999.

     After entering a new country, we have in many instances experienced an initial period of rapid growth in sales as new distributors were recruited, followed by a decline in sales. We believe that a significant factor affecting these markets has been the opening of other new markets within the same geographic region or with the same or similar language or cultural bases and the corresponding tendency of some distributors to focus their attention on the business opportunities provided by new markets instead of developing their established downline organizations in existing markets. Additionally, in some instances, we have become aware that certain sales in certain existing markets were attributable to purchasers who distributed our products in countries that had not yet been opened. When these countries were opened, the sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing markets. In determining when and where to open new markets, we will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Herbalife systems are in place to support the growth.

     Another significant factor contributing to these sales declines is the adverse publicity that sometimes arises when we experience rapid growth within a market, thus drawing the attention of the media and our competitors. We believe that these unfavorable press reports are generally based upon a lack of familiarity with us and our network marketing system and often originate from competitive forces in the local market. For instance, in Germany in late 1994 through 1995, reports erroneously alleged that we were in some manner affiliated with a disfavored religious group. In other cases, including a situation in France that resulted in the arrest of some Herbalife distributors, adverse publicity has arisen from allegations of tax improprieties, which typically occur when a country applies its tax laws for the first time to a sales and distribution system that is relatively new to that country, as is often the case with our network marketing system. See "Regulation -- Transfer Pricing and Similar Regulations" below. The effect of occasional adverse publicity has at times also led to increased regulatory scrutiny in some countries, which may also have an adverse effect on sales. For example, during the third quarter of 1995, we received inquiries from governmental agencies within Germany and Portugal related to our product, Thermojetics(R) Instant Herbal Beverage. The inquiries related to the caffeine content of the product and the status of the product as an "instant tea," which was disfavored by the regulators, versus a "beverage." We subsequently suspended the sale of the product in those countries at the request of the regulators. We may in the future attempt to reintroduce the product as a "beverage" in one or both of these markets.

     We continually seek to revitalize sales in markets, such as France, Germany and Spain, that have experienced an initial period of growth followed by a leveling off or decline in sales, including by providing extensive training and motivational program support to distributors. In addition, we have: (1) created regional planning and strategy groups that include senior members of our distributor base, (2) increased focus and budgets for governmental relations and
(3) hired additional distributor support representatives. We also seek to introduce annually in each targeted market additional products not previously offered. In some markets, we have enhanced our presence and visibility by opening new, more attractive and conveniently located distributor sales centers. We believe that these initiatives favorably impact operations, and we intend to continue to deploy these initiatives in an effort to provide a platform for renewed growth.

     For a discussion of retail sales trends in our geographic regions in recent periods, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Report.

     NEW MARKET EXPANSION PROGRAM. We engage in a structured and thorough analysis of potential new markets, including analysis of regulatory conditions, product approval procedures, competitive forces, synergies between new and existing countries and distributor presence or interest in new markets, before selecting markets to enter. When we decide to enter a new market, we first hire local legal counsel with expertise in the product approval process to help ensure that our network marketing system and products comply with all applicable regulations and that our profits may be expatriated. In addition, local counsel helps to establish favorable public relations in the new market by acting as an intermediary between us and local regulatory authorities, public officials and business people. Local counsel is also responsible for explaining our products and product ingredients to appropriate regulators and, when necessary, arranging for local technicians to conduct required ingredient analysis tests of our products. In recent years, we have expanded our hiring of local firms with experience in governmental relations and public relations prior to opening a market in order to ensure a more favorable business environment upon entering the market.

     Where regulatory approval in a foreign market is required, our local counsel work with regulatory agencies to confirm that all of the ingredients of our products are permissible within the new market. During the regulatory compliance process, we may alter the formulation, packaging or labeling of our products to conform to applicable regulations as well as local variations in customs and consumer habits, and we may modify some aspects of our network marketing system as necessary to comply with applicable regulations. Where reformulations of our principal weight management products are required, we attempt to obtain substitute or replacement ingredients. Where regulatory approval in a foreign market is not required, we obtain the favorable opinion of local counsel as to compliance with all applicable regulations. See "Regulation" below.

     Following completion of the regulatory compliance phase, we undertake the steps necessary to meet the operational requirements of the new market. In the majority of our new markets, we establish a storefront sales center in one or more major cities and provide for product purchases by telephone. Product is shipped to the purchaser from a warehouse located in the general geographic region. In addition, we initiate plans to satisfy the inventory, personnel and transportation requirements of the new market, and we modify our distributor manuals, cassette recordings, video cassettes and other training materials as necessary to be suitable for the new market. In some instances where we have achieved rapid sales growth in a new market, such as in Japan, we have experienced inventory shortages as a result of the large demand for our products.

PRODUCT DISTRIBUTION

     Our weight management products, dietary and nutritional supplements, and some personal care and cosmetic products are distributed to foreign markets either from the facilities of our manufacturers or from our Los Angeles distribution center. Products are distributed in the United States market from our Los Angeles distribution center or from our Memphis distribution center. Products are generally transported by cargo ship or plane to our international markets and are warehoused in either one of our foreign distribution centers or a contracted third party warehouse and distribution center. After arrival of the products in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. Our Dermajetics(R) personal care products are predominantly manufactured in Europe and the United States. The products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by ship or plane to other international markets occurs. Our new line of "Colour" cosmetics products is being manufactured in Italy and Germany.

     Beginning in 1996, we undertook the process of reconfiguring our European product distribution system. As a part of this process, we have reduced the number of European warehousing facilities from nine to five and have opened new distribution sales service centers. These sales service centers are conveniently located and attractively designed in order to encourage local distributors to meet and network with each other and learn more about our products, marketing system and upcoming events. In addition, we have opened a central sales ordering facility in the United Kingdom for answering and processing telephone orders from other European countries. Operators at this center are capable of conversing in 17 different languages. As part of this reconfiguration, we also implemented a new inventory management system and established a new centralized warehouse facility in Venrey, Netherlands. We anticipate that the reconfigured European distribution system, featuring centralized distribution and telephone ordering systems coupled with convenient storefront distributor service centers, will be the model for developing distribution and distributor service systems in other regions of the world.

MANAGEMENT INFORMATION AND TELECOMMUNICATION SYSTEMS

     In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information and telecommunication systems. These systems include: (1) a centralized host computer located in our Inglewood, California, Operations Center, which is linked to our international markets through a dedicated wide area network that provides on-line, real-time computer connectivity and access; (2) local area networks of personal computers within our markets, serving our regional administrative staffs; (3) an international e-mail system through which our employees communicate; (4) a standardized Northern Telecom Meridian telecommunication system connecting all of our markets; and (5) an inventory management system that has been installed in the United States, Japan and in most other significant distribution centers. These systems are designed to provide financial and operating data for management, timely and accurate product ordering, royalty override payment processing and inventory management and detailed distributor records. Since January 1, 1996, we have invested approximately $43 million to enhance our management information and telecommunication systems. We intend to continue to invest in our systems in order to strengthen our operating platform. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

REGULATION

     GENERAL. In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, as applicable, at the federal, state and local levels, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by distributors, for which we may be held responsible; (3) our network marketing system; (4) transfer pricing and similar regulations that affect the level of foreign taxable income and customs duties; and (5) taxation of distributors, which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records.

     PRODUCTS. The formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by one or more governmental agencies, including (1) the FDA, (2) the FTC, (3) the Consumer Product Safety Commission ("CPSC"), (4) the United States Department of Agriculture ("USDA"), (5) the Environmental Protection Agency ("EPA") and (6) the United States Postal Service. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of foods, dietary supplements and OTC drugs, such as those distributed by us. FDA regulations require us and our suppliers to meet relevant good manufacturing practice ("GMP") regulations for the preparation, packing and storage of foods and OTC drugs. GMPs for dietary supplements have yet to be promulgated but are expected to be proposed.

     The 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, we believe, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make specified types of statements on dietary supplements, including some product performance claims, must have substantiation that the statements are truthful and not misleading.

     The majority of the products marketed by us are classified as dietary supplements under the FFDCA. The adoption of new regulations in the United States or in any of our international markets, or changes in the interpretation of existing regulations, could have a material adverse effect on us. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover: (1) the identification of dietary supplements and their nutrition and ingredient labeling; (2) the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support; (3) labeling requirements for dietary supplements for which "high potency" and "antioxidant" claims are made; (4) notification procedures for statements on dietary supplements; and (5) premarket notification requirements for new dietary ingredients in dietary supplements.

     The notification procedures became effective in November 1997, and the new labeling requirements became effective in March 1999. We were required to revise a substantial number of our product labels by the effective date. In addition, we are required to continue our ongoing program of securing substantiation of our product performance claims and of notifying the FDA of some types of performance claims made for our products. Our substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in our products. On various occasions, the FDA has sent us "courtesy letters," objecting to some performance claims that we had proposed. Generally, in those instances, we revised our product claims to reflect the FDA's comments.

     In January 2000, the FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to the DSHEA. Under the DSHEA, dietary supplement labeling may bear "structure/function" claims, which are claims that the products affect the structure or function of the body, without prior FDA review. They may not, without prior FDA review, bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The new final rule describes how the FDA will distinguish disease claims from structure/function claims. We are currently evaluating the impact, if any, of the new final rule upon the labeling of our current dietary supplement products.

     In addition, in some markets, including the United States, claims made with respect to weight management products, dietary and nutritional supplements, personal care or cosmetic products, or other Herbalife products may change the regulatory status of the products. In the United States, for example, it is possible that the FDA could take the position that claims made for some of our products place those products within the scope of an FDA "over-the-counter"
(OTC) drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. A limited number of the products sold by us are labeled as OTC monograph drugs, and we believe that we are in compliance with the applicable monographs. In the event that the FDA asserted that product claims for other products caused them to fall within the scope of OTC monographs, we would be required either to comply with the applicable monographs or to change the claims made in connection with the products. We cannot be sure that we could do so effectively, or that any changes would not adversely affect sales and marketing of an affected product.

     As a marketer of dietary and nutritional supplements and other products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, one of the ingredients in the Thermojetics(R) original green herbal tablet is a Chinese herb, Ma Huang, which contains naturally occurring ephedrine in small quantities. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, we offer the Thermojetics(R) original green herbal tablet only in the United States, except in those states in which regulations may prohibit or restrict the sale of the product. In response to potential federal regulatory proposals that may have affected the sale of the Thermojetics(R) original green tablets in the United States, we suspended sales of the product for approximately three months commencing in July 1995 and introduced a reformulated herbal green tablet that did not contain Ma Huang. When no regulations were proposed or issued at that time, we renewed sales of Thermojetics(R) original green herbal tablets in the United States in October 1995, except in those states in which regulations may prohibit or restrict the sale of the product. During the three-month suspension period, we did not experience a material change in the level of sales of the reformulated Thermojetics(R) green tablets versus sales of the Thermojetics(R) original green tablets in the recently preceding months. However, it is possible that a longer suspension period could have resulted in a decrease in sales of the reformulated Thermojetics(R) green tablets or other products within the Thermojetics(R) Weight Management System, even though the products do not contain Ma Huang. The Thermojetics(R) original green tablets accounted for approximately 2% of retail sales in 1997, 1998 and 1999 although the marketing of all varieties of the Thermojetics(R) weight management tablets and the other products in the Thermojetics(R) line have contributed significantly to our retail sales. We also previously offered the Thermojetics(R) original green herbal tablet in Canada but, in response to Canadian marketing issues and regulatory concerns, we suspended sales of the product in February 1994.

     The FDA has on record a small number of reports of adverse reactions allegedly resulting from the ingestion of Ma Huang contained in our Thermojetics(R) original green tablet. We have not received any communications from the FDA with respect to these reports. However, many other companies manufacture products containing various amounts of Ma Huang, and the FDA has on record hundreds of reports of adverse reactions to these products. We are a defendant in two legal actions by individuals claiming that ingestion of Thermojetics(R) original green tablets caused them to suffer medical problems. We believe that we have substantial defenses to these actions and that the matters are not material. On April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine that are claimed to produce effects such as euphoria, heightened awareness, increased sexual sensations or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis and death. We do not market our Ma Huang product with any of these claims.

     On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would prohibit dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit the products to contain any other stimulant, diuretic or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also require a warning not to take the product for more than seven days, and would prohibit the supplements from being represented, either expressly or implicitly, as being suitable for long-term uses, such as for weight loss or body building. Similarly, claims for increased energy, increased mental concentration, or enhanced well-being that encourage the consumer to take more of the product to achieve more of the purported effect would be required to be accompanied by a warning stating that taking more than the recommended serving may cause a heart attack, stroke, seizure, or death.

     Although tests performed by an independent laboratory indicate that our original green Thermojetics(R) product contains less than the eight milligrams of ephedrine alkaloids per serving permitted under the FDA proposal, we have reviewed the possible impact of the FDA proposal, if it is finalized in its current form, upon our continued marketing of our Thermojetics(R) original green tablet. In response to the proposal, or to a final regulation that is substantially similar to the proposal, we may be required to: (1) withdraw or reformulate our product with reduced ephedrine levels, or with a substitute for Ma Huang; (2) relabel our product with different warnings or revised directions for use; (3) not make specific statements, possibly including statements related to weight loss, with respect to any product containing Ma Huang; and/or (4) withdraw our product from the weight management program and reposition it in a different category.

     Even in the absence of an FDA final regulation, we may elect to reformulate and/or relabel our product containing Ma Huang. Although we believe that our Ma Huang product could be reformulated and relabeled, there can be no assurance in that regard. In addition, any reformulation and/or relabeling could have a material adverse effect on sales of our products containing ephedrine or any other products within the Thermojetics(R) Weight Management Program, which constitutes a significant portion of our weight management products, even though these products do not contain ephedrine. During 1997, 1998 and 1999, our weight management products constituted 38.6%, 39.4% and 41.3%, respectively, of our retail sales.

     In addition to Thermojetics(R) original green tablets, we currently distribute two other products containing ephedrine alkaloids: Thermojetics(R) green (refresh) tablets and Thermojetics(R) gold tablets. These products both contain sida cordifolia, which, like Ma Huang, is a botanical source of ephedrine alkaloids. Independent laboratory tests indicate that Thermojetics(R) green tablets contain less than the eight milligrams of ephedrine alkaloids per serving permitted under the 1997 FDA proposal, while Thermojetics(R) gold tablets contain slightly in excess of that amount. Both products are currently offered in the United States and other countries, except in those states in which regulations may prohibit or restrict the sale of the products. As with the Thermojetics(R) original green tablets, we have reviewed our options with respect to these products if the 1997 FDA proposal on dietary supplements containing ephedrine alkaloids is finalized in its current form, or in a form substantially similar to the 1997 proposal. The available options for these products are the same as those outlined earlier with respect to Thermojetics(R) original green tablets.

     With respect to state regulation of dietary supplements containing ephedrine alkaloids, in addition to the six states that currently prohibit or restrict the sale of such products, our sales of our three ephedrine-containing products in Texas are affected by a Texas regulation that became effective on November 1, 1999. The new regulation permits the sale of ephedrine-containing dietary supplements in Texas, but requires that additional information be included on the labels of all products sold in Texas. We have developed specific labels for Texas, and believe that we are in compliance with the new Texas requirements.

     In December 1999, we introduced a new line of weight management products that are high in protein and low in carbohydrates. The new line, which consists of five nutritionally balanced high protein products that are also low in carbohydrates, is called the Thermojetics(R) High-Protein, Low-Carb Program. The FDA has not explicitly authorized the use of a low carbohydrate claim on the label of individual food products, and therefore we have not made such a claim on the label of any of the five products that together comprise our Thermojetics(R) High-Protein, Low-Carb Program. We believe, however, that it is permissible to accurately describe the entire program as one that is high in protein and low in carbohydrates, and we have elected to do so by virtue of the name that we have selected for this new weight management program.

     Some of the products marketed by us are considered conventional foods and are currently labeled as such. Both this category of products and dietary supplements are subject to the Nutrition, Labeling and Education Act ("NLEA"), and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product.

     In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the country's ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek a favorable opinion of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

     The FTC, which exercises jurisdiction over the advertising of all of our products, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of some of their products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize. Although we have not been the target of FTC enforcement action for the advertising of our products, we cannot be sure that the FTC will not question our advertising or other operations in the future. In November 1998, the FTC issued a guide for the dietary supplement industry, describing how the FTC applies the law that it administers to advertisements for dietary supplements. It is unclear whether the FTC will subject advertisements of this kind, including our advertisements, to increased surveillance to ensure compliance with the principles set forth in the guide.

     In some countries, regulations applicable to the activities of our distributors also may affect our business because in some countries we are, or regulators may assert that we are, responsible for our distributors' conduct. In these countries, regulators may request or require that we take steps to ensure that our distributors comply with local regulations. The types of regulated conduct include: (1) representations concerning our products; (2) income representations made by us and/or distributors; (3) public media advertisements, which in foreign markets may require prior approval by regulators; and (4) sales of products in markets in which the products have not been approved, licensed or certified for sale.

     In some markets, it is possible that improper product claims by distributors could result in our products being reviewed or re-reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, we might be required to make labeling changes.

     Through our manuals, seminars and other training materials and programs, we attempt to educate our distributors as to the scope of permissible and impermissible activities in each market. We also investigate allegations of distributor misconduct. However, our distributors generally are independent contractors, and we are unable to monitor directly all of their activities. As a consequence, we cannot be sure that our distributors comply with applicable regulations. Misconduct by distributors in the past has had, and could again have, a material adverse effect on us in a particular market or in general.

     We are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require: (1) the reformulation of some products not able to be reformulated; (2) imposition of additional record keeping requirements; (3) expanded documentation of the properties of some products; (4) expanded or different labeling; and (5) additional scientific substantiation regarding product ingredients, safety or usefulness.

     Any or all of these requirements could have a material adverse effect on our results of operations and financial condition. All of our officers and directors are subject to a permanent injunction entered in October 1986 pursuant to the settlement of an action instituted by the California Attorney General, the State Health Director and the Santa Cruz County District Attorney. We consented to the entry of this injunction without in any way admitting the allegations of the complaint. The injunction prevents us and our officers and directors from making specified claims in future advertising of our products and requires us to implement some documentation systems with respect to payments to our distributors. At the same time, the injunction does not prevent us from continuing to make specified claims concerning our products that have been made and are being made, provided that we have a reasonable basis for making the claims.

     We are aware that, in some of our international markets, there has been recent adverse publicity concerning products that contain substances generally referred to as "genetically modified organisms" ("GMOs"). In some markets, the possibility of health risks thought to be associated with GMOs has prompted proposed or actual governmental regulation. Some of our products contain substances that would be or might be classified as GMOs. We cannot anticipate the extent to which regulations in our markets will restrict the use of GMOs in our products or the impact of any regulations on our business in those markets. In response to any applicable regulations, we would, where practicable, attempt to reformulate our products to satisfy the regulations. We believe, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on us or our business. However, because publicity and governmental scrutiny of GMOs is a relatively new and evolving area, there can be no assurance in this regard. If a significant number of our products were found to contain GMOs and regulations in our markets significantly restricted the use of GMOs in our products, our business could be materially adversely affected.

     NETWORK MARKETING SYSTEM. Our network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to network marketing organizations generally are directed at ensuring that product sales ultimately are made to consumers and that advancement within the organizations is based on sales of the organizations' products rather than investments in the organizations or other non-retail sales related criteria. For instance, in some markets, there are limits on the extent to which distributors may earn royalty overrides on sales generated by distributors that were not directly sponsored by the distributor. When required by law, we obtain regulatory approval of our network marketing system or, when this approval is not required, the favorable opinion of local counsel as to regulatory compliance. Nevertheless, we remain subject to the risk that, in one or more markets, our marketing system could be found not to be in compliance with applicable regulations. Failure by us to comply with these regulations could have a material adverse effect on our business in a particular market or in general. See "Product Distribution" above.

     We also are subject to the risk of private party challenges to the legality of our network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. ("Omnitrition") was successfully challenged in a class action by Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. We recently were named as a defendant in a case that attempted to challenge the legality of our marketing system on similar grounds. The court in that case subsequently dismissed the challenge. See "Legal Proceedings" below. We believe that our network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case. Further, it is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing system. However, the regulatory requirements concerning network marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing system could have a material adverse effect on our business. An adverse determination could: (1) require us to make modifications to our network marketing system, (2) result in negative publicity or (3) have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.

     TRANSFER PRICING AND SIMILAR REGULATIONS. In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. or local entities and are taxed accordingly. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products.

     Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. For example, we are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, value added taxes, withholding taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed, and we will be required to litigate to reverse the assessments. We expect that none of the pending or proposed audits, assessments or litigation will have a material adverse effect on our business. However, ultimate resolution of these matters may take several years, and the outcome is uncertain.

     In the event that the audits or assessments are concluded adversely to us, we may or may not be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Currently, we are utilizing most, but not all, of our foreign tax credits in the year in which they arise. Further, because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future.

     OTHER REGULATIONS. We also are subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, we are substantially restricted in the amount and types of rules and termination criteria that we can impose on distributors without having to pay social security assessments on behalf of the distributors and without incurring severance obligations to terminated distributors. In some countries, we may be subject to these obligations in any event.

     Our failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general. Assertions that we failed to comply with regulations or the effect of adverse regulations in one market could adversely affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.

     COMPLIANCE PROCEDURES. As indicated above, Herbalife, our products and our network marketing system are subject, both directly and indirectly through distributors' conduct, to numerous federal, state and local regulations both in the United States and foreign markets. Beginning in 1985, we began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that distributors are prohibited from making therapeutic claims for our products.

     Our general policy regarding acceptance of distributor applications from individuals who do not reside in one of our markets is to refuse to accept the individual's distributor application. From time to time, exceptions to the policy are made on a country-by-country basis.

     In order to comply with regulations that apply to both us and our distributors, we conduct considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses and approvals and bringing our operations into compliance with the applicable limitations. We also research laws applicable to distributor operations and revise or alter our distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing and distributing our products and similar matters, as required by applicable regulations in each market. We, however, are unable to monitor our supervisors and distributors effectively to ensure that they refrain from distributing our products in countries where we have not commenced operations, and we do not devote significant resources to this type of monitoring.

     In addition, regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when we believe that we and our distributors are initially in compliance with all applicable regulations, new regulations regularly are being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products or our network marketing system, so that extensive adverse publicity about us, our products or our network marketing system may result in increased regulatory scrutiny.

     It is an ongoing part of our business to anticipate and respond to new and changing regulations and to make corresponding changes in our operations to the extent practicable. In furtherance of these efforts, in 1994 we formed our External Affairs Group, currently consisting of 12 employees, and in 1995 we created the position of Chief International Counsel. Our External Affairs Group and international legal personnel seek to establish relationships with regulators and community leaders in both new and existing markets and strive to ensure that our products and network marketing system comply with regulatory requirements. However, although we devote considerable resources to maintaining our compliance with regulatory constraints in each of our markets, we cannot be sure that (1) we would be found to be in full compliance with applicable regulations in all of our markets at any given time or (2) the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance. These assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could have a material adverse effect on us in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, these changes could result in our experiencing a material reduction in sales in the market or determining to exit the market altogether. In this event, we would attempt to devote the sources previously devoted to the market to a new market or markets or other existing markets. However, we cannot be sure that this transition would not have an adverse effect on our business and results of operations either in the short or long term.

TRADEMARKS

     We use the umbrella trademarks Herbalife(R), Thermojetics(R), Dermajetics(R) and several other trademarks and tradenames in connection with our products and operations. Trademark registrations either are issued or pending in the United States Patent and Trademark Office and in comparable agencies in many other countries. We consider our trademarks and tradenames to be an important factor in our business. Our product formulations are not protected by patents and generally are not patentable.

COMPETITION

     We are subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements, and personal care and cosmetic products, as well as other types of products. Some of our competitors are substantially larger than we are, and have available considerably greater financial resources than we have. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan and other incentives. We believe that our production bonus program, international sponsorship program and other compensation and incentive programs provide our distributors with significant earning potential. However, we cannot be sure that our programs for recruitment and retention of distributors will be successful.

     The business of marketing weight management products, dietary and nutritional supplements, and personal care and cosmetic products also is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products or weight management plans, including various prescription drugs, that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction of new products. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. We cannot be sure of the impact of electronic commerce or that it will not adversely affect our business.

EMPLOYEES

     As of December 31, 1999, we had 2,170 full-time employees. These numbers do not include our distributors, who generally are independent contractors rather than our employees. We consider our employee relationships to be satisfactory. Except for some employees in Mexico, none of our employees is a member of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

ITEM 2. PROPERTIES

     We lease all of our physical properties located in the United States. Our executive offices, relocated to Century City, California in February 1996, include approximately 116,000 square feet of general office space under lease arrangements expiring in February 2006. We lease an aggregate of approximately 137,000 square feet of office space, computer facilities and conference rooms at the Operations Center in Inglewood, California, under a lease that expires in October 2006, and approximately 150,000 square feet of warehouse space in two separate facilities located in Los Angeles and Memphis. The Los Angeles and Memphis agreements have terms through June 2001 and August 2006, respectively. We also lease warehouse and office space in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

ITEM 3. LEGAL PROCEEDINGS

     We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by us for these litigation matters.

     On December 16, 1998, Moshe and Dorit Miron, two of our Israeli distributors, filed a lawsuit in the United States District Court for the Northern District of California, in which we were the named defendant (the "Miron Suit"). The case appeared to be primarily a claim for breach of contract. In addition, the plaintiffs in the Miron Suit initially appeared to attempt to challenge the legality of our marketing system. Subsequently, the court dismissed this purported challenge. See "-- Regulation -- Network Marketing System." Further, in November 1999, the court dismissed the case in its entirety without leave to amend. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Ninth Circuit. We believe that we have meritorious defenses to the allegations that appear to be asserted against us.

     Some of our subsidiaries have been subject to tax audits by governmental authorities in their respective countries, some of which governmental authorities are proposing that additional income taxes, value added taxes, withholding taxes and related interest and penalties are due. We and our tax advisors believe that we have substantial defenses to their allegations that additional taxes are owing, and we are vigorously contesting the additional proposed taxes and related charges. However, these matters may take several years to resolve, and we cannot be sure of their ultimate resolution. See
"-- Regulation -- Transfer Pricing and Similar Regulations."

     On September 14, 1999, three putative class action lawsuits, one entitled Patricia Lisa and Harbor Finance Partners v. Mark Hughes, et al., Case No. BC 216711, one entitled Kevin Coyle v. Mark Hughes, et al., Case No. BC 216759 and one entitled Stuart H. Savett v. Herbalife International Inc., et al., Case No. BC 216761, were filed in the Superior Court of the State of California, County of Los Angeles. Five similar lawsuits subsequently were filed in the same court:
(1) one lawsuit on September 15, 1999, entitled Kenneth Schweitzer v. Herbalife International, Inc. et al., Case No. BC 216823; (2) two other lawsuits on September 16, 1999, entitled Frances Longstreth v. Herbalife International, Inc., et al., Case No. BC 216911, and Rae Ellen Plattus v. Christopher Pair, et al., Case No. BC 16904; (3) one lawsuit on September 17, 1999, entitled Lee Brenin v. Mark Hughes, et al., Case No. BC 216932; and (4) one lawsuit on September 23, 1999, entitled Michael Vaupel v. Mark Hughes, et al., Case No. BC 217257. In addition, four similar lawsuits were filed in the District Court, Clark County, Nevada: (1) one lawsuit on September 14, 1999, entitled Colleen M.

Tharp vs. Herbalife International, Inc., et al., Case No. A408158II; (2) one lawsuit on September 15, 1999, entitled Francis Mcfarlain, IRA v. Herbalife International, Inc., et al., Case No. A408159I; and (3) two lawsuits on September 22, 1999, entitled Kevin Coyle v. Mark Hughes, et al., Case No. A408466, and Charles Fruscione and Jerome Glowacki v. Herbalife International, Inc., et. al., Case No. A408478. These lawsuits are referred to collectively as the "Lawsuits."

     The Lawsuits challenge the fairness to our public stockholders of the pending tender offer and merger transactions (collectively, and including certain related transactions, the "Transactions") proposed by Mark Hughes, the Company's Chairman, President and CEO/Principal Stockholder. The Lawsuits contain allegations that, among other things, (1) the price to be paid in the tender offer and the merger does not reflect the value of our assets, and (2) the tender offer and the merger are unfair because they would deprive our public stockholders of the ability to share proportionately in our future growth in profits and earnings. The Lawsuits also contain allegations that the Special Committee formed to evaluate the Transactions was not independent, and that our directors breached their fiduciary duties to our public stockholders in approving the Transactions. The plaintiffs have requested (1) an injunction prohibiting the defendants from proceeding with the Transactions, (2) unspecified damages, (3) costs and attorneys' fees, and (4) other relief.

     In January, 2000, the defendants in the Lawsuits reached an agreement with the representative plaintiffs' counsel to settle the Lawsuits. Under the terms of the settlement agreement, among other things, a payment (the "Supplemental Payment") will be required to be made to the settlement class members (which include, generally, our public stockholders and the holders of the DECS securities issued by DECS Trust III) in an amount equal to $0.81 per share or DECS security. The individual defendants will not be entitled to the Supplemental Payment, and our employees who hold stock options will not be entitled to the Supplemental Payment solely with respect to those options. In addition, the settlement agreement requires us to make certain changes in our public disclosures relating to the Tender Offer and the Merger; to seek a "bring-down" fairness opinion from the financial adviser to the Special Committee of our Board of Directors; to re-open dissenters' rights for an additional period of time and increase the percentage of stockholders (from 3% to 5%) seeking dissenters' rights that would permit Mr. Hughes to elect not to close the Tender Offer; and to pay plaintiffs' legal fees. All but the last of the foregoing requirements have been fulfilled. In addition, the settlement agreement provides that if we were to complete an initial public offering of our Japanese subsidiary, Herbalife of Japan, within a specified period of time, then we would be required to pay to the settlement class members an amount equal to the greater of $15 million and 20% of the net proceeds generated in the initial public offering. We and the representative plaintiffs' counsel obtained final court approval of the settlement agreement on February 9, 2000. The terms of the settlement, including the making of the Supplemental Payment, remain subject to certain conditions. There can be no assurance that these conditions will be satisfied.

     Other than as disclosed in this Report, we believe that no litigation currently pending against us will have a material adverse effect on our consolidated financial position and results of operations. See
"-- Regulation -- Transfer Pricing and Similar Regulations" for a discussion of some pending tax matters.

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

                                                            CLASS A STOCK          CLASS B STOCK
                                                            --------------        ---------------
                                                            HIGH       LOW        HIGH        LOW
                                                            ----       ---        ----        ---
1997
First Quarter.............................................  $37 3/4    $14 3/4    $           $
Second Quarter............................................   21 1/8     15 3/4
Third Quarter.............................................   26 1/4     14 7/8
Fourth Quarter through December 12, 1997..................   27 7/8     19 1/4
Fourth Quarter commencing December 15, 1997...............   24         20 1/2     23          20
1998
First Quarter.............................................  $28 5/8    $19 7/16   $27 1/4     $17 3/4
Second Quarter............................................   29         21 1/2     26 7/8      19 1/8
Third Quarter.............................................   28 1/2      8 7/8     23 7/8       6 5/8
Fourth Quarter............................................   15 3/16     7 1/2     12 1/8       6
1999
First Quarter.............................................  $16 1/4    $10 7/8    $13         $ 8 29/32
Second Quarter............................................   12 1/8     10          9 3/4       8 5/16
Third Quarter.............................................   16         10 1/16    15 5/8       8 3/8
Fourth Quarter............................................   15 1/4     12 11/16   14 15/16    11 5/8

     As of February 29, 2000, 10,002,549 and 18,650,014 shares of the Company's Class A Stock and Class B Stock, respectively, were issued and outstanding and were held by 323 and 916 stockholders of record, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data as of and for the five years ended December 31, 1999 have been derived from our audited consolidated financial statements and related notes. The selected financial and operating data should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and related notes.

                                            1999           1998           1997           1996          1995
                                        ------------   ------------   ------------   ------------   ----------
                                          (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND OTHER DATA AMOUNTS)
OPERATIONS:
Retail sales..........................   $1,793,508     $1,644,837     $1,490,693     $1,200,144     $923,644
Less -- distributor allowances on
  product purchases...................      837,283        778,195        708,241        568,209      434,640
                                         ----------     ----------     ----------     ----------     --------
Net sales.............................      956,225        866,642        782,452        631,935      489,004
Cost of sales.........................      246,642        230,818        205,070        168,432      143,557
Royalty overrides.....................      277,363        250,905        233,883        184,669      138,940
                                         ----------     ----------     ----------     ----------     --------
Gross profit..........................      432,220        384,919        343,499        278,834      206,507
Marketing, distribution and
  administrative expenses.............      339,647        306,589        257,514        210,087      176,046
                                         ----------     ----------     ----------     ----------     --------
Operating income......................       92,573         78,330         85,985         68,747       30,461
Restructuring expenses................           --             --             --             --        2,300
Interest income -- net................        1,750          2,533          4,535          4,084        3,404
                                         ----------     ----------     ----------     ----------     --------
Income before income taxes and
  minority interest...................       94,323         80,863         90,520         72,831       31,565
Income taxes..........................       36,314         31,132         34,850         28,040       11,837
                                         ----------     ----------     ----------     ----------     --------
Income before minority interest.......       58,009         49,731         55,670         44,791       19,728
Minority interest.....................        1,086          1,233          1,003             --           --
                                         ----------     ----------     ----------     ----------     --------
Net income............................   $   56,923     $   48,498     $   54,667     $   44,791     $ 19,728
                                         ==========     ==========     ==========     ==========     ========
SHARE DATA:
Earnings per share:
  Basic...............................   $     1.99     $     1.68     $     1.81     $     1.50     $   0.66
  Diluted.............................         1.86           1.60           1.72           1.43         0.65
  Cash dividends per common share.....         0.60           0.60           0.60           0.60         0.74
FINANCIAL CONDITION:
Working capital.......................   $  133,137     $  120,623     $  125,986     $  109,662     $ 85,126
Total assets..........................      415,819        348,183        314,580        269,114      207,690
Total debt............................        8,380          4,996          4,115          4,799        2,964
Stockholders' equity..................      206,602        163,811        154,733        138,468      109,530
OTHER DATA:
Number of Countries...................           46             42             36             34           32

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a marketer of weight management products, dietary and nutritional supplements, and personal care and cosmetic products. We market and sell these products exclusively through a network of independent distributors. As of December 14, 1999, we had more than one million distributors marketing and selling our products in 46 countries located throughout Asia/Pacific Rim, Europe and the Americas. The following summarizes our retail sales by region for the time periods indicated.

                                                                              NUMBER OF
                                                                              COUNTRIES
                                             YEAR ENDED DECEMBER 31,          OPEN AS OF
                                         --------------------------------    DECEMBER 31,
                                           1999        1998        1997          1999
                                         --------    --------    --------    ------------
                                           (DOLLAR AMOUNTS IN MILLIONS)
Asia/Pacific Rim.......................  $  782.8    $  690.7    $  643.4         10
Europe.................................     469.4       483.1       453.1         27
The Americas...........................     541.3       471.0       394.2          9
                                         --------    --------    --------         --
          Total Retail Sales...........  $1,793.5    $1,644.8    $1,490.7         46
                                         ========    ========    ========         ==

     Subsequent to commencement of operations in 1980, our network of independent distributors has grown substantially. The total number of supervisors was 160,000 as of February 28, 2000, an increase of 9% from the same date in the prior year. See "Business -- Network Marketing System." The recent sharp decline in sales in Russia prevented a large number of Russian distributors from requalifying as supervisors. Excluding Russia, the increase in the number of supervisors from February 28, 1999 was 13%.

PRESENTATION OF RETAIL SALES

     Throughout this Report, "retail sales" are determined as the gross sales amounts reflected on our invoices to our distributors. We do not receive the amount reported as "retail sales," and we do not monitor the actual retail prices charged for our products. "Net sales" represent the actual purchase prices paid to us by our distributors, after giving effect to distributor discounts referred to as "distributor allowances," which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict the allowances. We receive our net sales price in cash or through credit card payments upon receipt of orders from distributors. We utilize importers in a limited number of markets and, under some circumstances, we extend credit terms. Our "gross profit" consists of net sales less (1) "cost of sales," consisting of the prices we pay to our manufacturers for products and costs related to product shipments, duties and tariffs and similar expenses, and
(2) "royalty overrides," currently consisting of (A) royalty overrides and bonuses, which total approximately 15% and 7%, respectively, of the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (B) the President's Team Bonus payable to some of our most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (C) other one-time incentive cash bonuses to qualifying distributors. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Currently, we offer a reduced distributor discount and pay reduced royalty overrides to distributors in South Korea. We also offer reduced distributor allowance and pay reduced royalty overrides with respect to certain products worldwide. Royalty overrides, as reported in our consolidated financial statements and selected financial data appearing elsewhere in this Report, are net of a shipping and handling fee (6% of retail sales until January 31, 1999 and 7% after February 1, 1999) that we charge our distributors on purchases of products from us.

     Our use of "retail sales" in reporting financial and operating data reflects the fundamental role of "retail sales" in our accounting systems, internal controls and operations, including the basis upon which distributor bonuses are paid. The retail sales price of our products is reflected in distributor invoices as the price charged to distributors together with, in most cases, a deduction for the corresponding distributor allowance. The retail sales price is used by us to calculate, among other things, royalty overrides and "volume points" earned by distributors. Volume points are point values assigned to each of our products that are equal in all countries and are used as a supervisor qualification criteria. In addition, we rely upon "retail sales" data reflected in daily sales reports to monitor results of operations in each of our markets.

     The significance of our "net sales" is to reflect, generally, the prices actually received by us after deducting the basic distributor allowance, but before deducting royalty overrides and bonuses. The ratio of our "net sales" to "retail sales" is relatively constant because distributor allowances historically total approximately 50% of suggested retail sales prices. Accordingly, factors that affect "retail sales" generally have a corresponding and proportionate effect on "net sales." To the extent the ratio of "net sales" to "retail sales" varies from period to period, these variances have resulted principally from sales of our distributor kits and other educational and promotional materials, for which there are no distributor allowances and increased sales on which we offer reduced distributor allowances and pay reduced royalty overrides.

RESULTS OF OPERATIONS

     Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including our ability to enter new markets and to introduce additional and new products into our markets.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31,
1998. Retail sales for year ended December 31, 1999 increased 9.0% to $1,793.5 million, as compared to retail sales of $1,644.8 million in the prior year, because of new product introductions, international expansions and growth in existing countries.

     Retail sales in Asia/Pacific Rim increased $92.1 million, or 13.3%, during 1999 as compared to the prior year. In local currency, retail sales for Asia/Pacific Rim increased 0.7%. The region's sales growth was primarily due to retail sales increases in South Korea of $98.4 million and the favorable effect of currency translation for the region. Partially offsetting the increases was a $29.2 million decline in retail sales in Japan, representing a 5.3% decline in 1999 compared to the prior year. In local currency, retail sales in Japan decreased 17.7%, primarily due to the result of weak consumer demand.

     Retail sales in Europe decreased $13.7 million, or 2.8%, in 1999 as compared to the prior year. In local currency, retail sales for Europe increased 2.1%. The decrease in the region's retail sales reflects the ongoing uncertain economic conditions in Russia, where retail sales decreased $65.7 million or 68.0%. Excluding Russia, retail sales in Europe increased 13.5% over the prior year. The region's growth, excluding Russia, was primarily due to retail sales increases in Italy, Germany and the Netherlands of 22.1%, 15.3% and 36.5%, respectively.

     Retail sales in the Americas increased $70.3 million, or 14.9%, in 1999 as compared to the prior year. In local currency, retail sales for the Americas increased 19.9%. The region's sales growth was primarily due to retail sales increases in the United States of $51.6 million and in Mexico of $20.4 million. Partially offsetting the increases was a decline in retail sales for Brazil of $8.1 million, representing a 17.7% decline compared to the prior year. In local currency, however, retail sales in Brazil increased 29.1% for the year ended December 31, 1999.

     Retail sales of weight management products increased 14.3% in 1999, and retail sales of dietary and nutritional supplements increased 10.7%, as compared to the prior year. The increases in the two product lines were due primarily to
(1) the same factors identified in the geographical segments previously discussed and (2) the introduction of new weight management products in Europe during the second quarter of 1999, which contributed to relatively stronger growth for the weight management product line. The personal care product line decreased 0.5% in 1999 as compared to the prior year. The decrease in personal care sales was primarily due to the significant decrease in Russian sales, which has a proportionately higher percentage of personal care sales as compared to other countries. Prior year numbers for retail sales by product line have been reclassified to conform with current year presentation.

     Gross profit of $432.2 million for 1999 was $47.3 million, or 12.3% higher than gross profit of $384.9 million in the prior year. As a percentage of retail sales, gross profit for 1999 as compared to the same period in the prior year increased from 23.4% to 24.1%. The increases in gross profit as a percentage of retail sales primarily resulted from the lower cost for weight management and dietary and nutritional supplement products. Although our principal supplier revised its pricing in conjunction with a contract renewal effective January 1998, gross margin did not benefit until inventories purchased at old prices were fully utilized during the second quarter of 1998. In addition, 1998 included a $9.4 million charge relating primarily to Russia. Partially offsetting the improvements in the gross margin was a $5.3 million special distributor bonus earned in June of 1999 and costs associated with a limited-time sales promotion in Russia.

     Marketing, distribution and administrative expenses, as a percentage of retail sales, were 18.9% for 1999 as compared to 18.6% for the same period in 1998. These expenses for the same periods increased 10.8% to $339.6 million from $306.6 million in the prior year. The increase includes the effect of our continuing investment in corporate and operational support, enhanced product distribution capabilities and Year 2000 conversion expenses. In addition, 1999 was negatively impacted by $7.4 million of foreign exchange losses compared to foreign exchange losses of $0.8 million for the same period in 1998. The foreign exchange losses for 1999 include $5.8 million of yen option premium expenses that we incurred in connection with our purchase of options to protect our financial results from a potential weakening of the Japanese yen.

     The Japanese yen and the Korean won strengthened against the U.S. dollar, as compared to the exchange rates in effect during 1998, resulting in proportionately higher revenues, expenses and income when translated into the U.S. dollar reporting currency. For 1999, the effect of the stronger Japanese yen and Korean won on our net income per diluted share was approximately $0.47, excluding the cost of the related foreign exchange contracts. The effect of foreign currency changes of this nature in countries other than Japan and South Korea was not individually material to our operations. However, the cumulative effect amounted to a decrease in net income per diluted share for 1999 of approximately $0.15.

     Income taxes of $36.3 million for 1999 increased from $31.1 million in the prior year. As a percentage of pre-tax income, income taxes remained unchanged at 38.5% in 1999. As reported for the year ended December 31, 1999, 75% of our income before income taxes came from sources outside the United States and was subject to tax in the respective countries in which we operate. When that income is returned to and taxed by the United States, foreign tax credits help reduce the U.S. tax on that income. Currently, we are utilizing most, but not all, of our foreign tax credits in the year in which they arise.

     Net income for 1999 increased 17.3% to $56.9 million from $48.5 million reported in the prior year.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31,
1997. Retail sales for the year ended December 31, 1998 increased 10.3% to $1.64 billion, as compared to retail sales of $1.49 billion in the prior year, because of new product introductions, international expansion and growth in existing countries.

     Retail sales in Asia/Pacific Rim increased $47.3 million, or 7.4%, during 1998 as compared to the prior year. In local currency, retail sales for Asia/Pacific Rim increased 18%. The increase resulted from strong retail sales in Japan, Hong Kong and South Korea. South Korea and Hong Kong increased retail sales to $30.9 million and $34.7 million, respectively, representing a 111% and 59% increase over 1997. In Japan, retail sales increased 4% to $547.7 million. Retail sales in other Asia/Pacific Rim countries decreased 5% or $3.9 million compared to 1997.

     Retail sales in Europe increased $30.0 million, or 6.6%, in 1998 as compared to the prior year. In local currency, retail sales for Europe increased 9%. Within the region, retail sales in Italy increased 53% to $99.2 million, Germany increased 26% to $55.5 million and Switzerland increased 64% to $28.4 million. These gains were offset by a weakening in Russia, where retail sales decreased 39% to $96.7 million. During the 1998 third and fourth quarters, retail sales in Russia decreased by 61% and 87%, respectively, compared to the corresponding quarters in 1997. Excluding Russia, retail sales in Europe increased 31%.

     Retail sales in the Americas increased $76.8 million, or 19.5%, in 1998 as compared to the prior year. In local currency, retail sales for the Americas increased 22%. The increase in retail sales primarily resulted from retail sales increases in the United States, Canada and Mexico of $65.8 million, $3.8 million and $8.4 million, respectively. Partially offsetting these increases was a decline in Brazil of $4.3 million or 8.5%.

     In 1998, retail sales in all the product segments demonstrated strong growth as compared to the prior year period. The increases in all the categories were primarily due to the same factors identified in the geographical segment discussion above.

     Gross profit of $384.9 million for 1998 was $41.4 million, or 12.1%, higher than the gross profit of $343.5 million in the prior year. As a percentage of retail sales, gross profit for 1998 as compared to the same period in the prior year increased modestly from 23.0% to 23.4%. The increase in gross profit as a percentage of retail sales primarily resulted from a special 1997 distributor incentive program, which was not repeated in 1998. Partially offsetting this benefit was an increase in costs of goods sold, which increased from 13.8% of retail sales in 1997 to 14.0% in 1998. The increase in costs of goods sold reflects additional inventory charges of $9.4 million, primarily related to Russia. Exclusive of these charges, costs of goods sold for 1998 would have been 13.4% of retail sales, primarily attributable to lower negotiated costs of weight management and nutritional products sourced from a primary supplier.

     Marketing, distribution and administrative expenses, as a percentage of retail sales, were 18.6% for 1998 as compared to 17.3% for the same period in 1997. These expenses for the same periods increased 19.1% to $306.6 million from $257.5 million in the prior year. The increase resulted from: (1) higher in-country distribution expenses primarily due to facility and staff expansions, new country openings in Turkey and Indonesia; (2) higher administrative expenses due to staff additions and other costs related primarily to building the appropriate infrastructure; (3) higher marketing costs resulting from increased sales event activity in 1998; and (4) incremental costs associated with Year 2000 system issues.

     The weakening of the Japanese yen against the U.S. dollar during 1998 resulted in proportionately lower revenues, expenses, and ultimately income when translated into the U.S. dollar reporting currency. Comparing the weighted average exchange rates in effect during 1997 and 1998, the adverse effect of the weaker Japanese yen on our net income and earnings per diluted share for the 1998 period was $6.2 million and approximately $0.20, respectively. The effect of foreign currency changes of this nature in countries other than Japan had an adverse affect on our net income of $7.5 million, or approximately $0.25 on earnings per diluted share.

     Income taxes of $31.1 million for 1998 decreased from $34.9 million in the prior year. As a percentage of pre-tax income, income taxes remained unchanged at 38.5% in 1998.

     Net income for 1998 decreased 11.3% to $48.5 million from $54.7 million reported in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     We historically have met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities.

     For the year ended December 31, 1999, net cash provided by operating activities was $87.4 million, compared to $57.2 million in 1998. The increase resulted primarily from: (1) increases in net income; (2) reductions in the decrease in deferred income taxes; (3) reductions in receivables; (4) reduction in prepaid expenses and other current assets; and (5) increases in accounts payable, royalty overrides, various accrued liability accounts, and advanced sales deposits. The increase was partially offset by higher other assets and lower income tax payable.

     Capital expenditures for 1999 were $30.1 million compared to $19.1 million in 1998. The majority of the 1999 expenditures resulted from investment in management information systems and the expansion of office facilities and equipment in the United States.

     In connection with our entry into each new market, we fund inventory requirements and typically establish either a full-service distribution center, sales office, fulfillment center or compliance office, or a combination of the foregoing. Although the capital requirements associated with entry into new markets vary, we estimate that up to $7.0 million will be required for pre-opening expenses, capital expenditures and other operating cash flow needs associated with our new market expansion activities in year 2000.

     As of December 31, 1999, we had $133.1 million in working capital. Cash, cash equivalents and marketable securities were $139.4 million at December 31, 1999 compared to $105.9 million at December 31, 1998.

     We have not been subjected to material price increases by our suppliers for several years. We believe that we have the ability to respond to a portion or possibly all of any price increases by raising the price of our products. Our purchases from our suppliers generally are made in U.S. dollars, while our sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. From time to time, we enter into forward exchange contracts and other hedging arrangements to manage our foreign exchange risk on intercompany transactions. During 1999, most Asian currencies remained stable or strengthened against the U.S. dollar, while most European and South American currencies decreased in value against the U.S. dollar.

     On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a single European Currency -- the euro. The conversion rates between the existing sovereign currencies and the euro have been fixed. The euro is traded on currency exchanges and is used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. We have conducted a review of our information and business systems, and those of our European affiliates, to address the impact of the euro conversion. We have initially offered both the existing currencies and the euro to settle distributor sales, and we ultimately will offer to process orders in the euro currency. To prepare for this transition, some computer systems will require modifications or replacement. We are still evaluating subsequent phases to the euro conversion, which may include system modifications to allow the payment of distributor royalty overrides in the euro currency. We do not expect that the incremental costs associated with these subsequent phases will be significant. In response to the euro conversion, we may make some price adjustments to ensure pricing consistency within the European market.

     On September 13, 1999, the Company publicly announced a proposed purchase of the outstanding common shares by entities controlled by Mark Hughes, the Company's Chairman, President and CEO/ Principal Shareholder. The proposed transaction would be accomplished in a merger of MH Millennium Acquisition Corp. (the "Purchaser") into the Company. As contemplated by the merger agreement, on September 17, 1999, the Purchaser commenced a tender offer to purchase all of the Company's outstanding shares at a price of $17.00 per share in cash. In addition, in connection with the settlement of certain litigation against the transactions, a supplemental payment of $.81 per share would be paid to the settlement class members (who include, generally, our public stockholders and holders of the DECS securities issued by DECS Trust III); see "Item 3. Legal Proceedings." Following the successful completion of the offer, the Purchaser would be merged into the Company. The offer is conditioned upon, among other things, the Purchaser obtaining financing for the offer, the merger and related transactions.

     The expiration date of the tender offer has been extended on a number of occasions, most recently to March 31, 2000. On March 9, 2000, Mr. Hughes issued a press release indicating that he and his advisors are continuing to address the financing for the transaction. He indicated that difficult conditions in the credit markets, in particular the high yield financing market, have delayed, and may require a restructuring of, the planned financing. He indicated that there can be no assurance that appropriate financing for the transaction will be obtained.

     Under the terms of the agreement governing the tender offer and the merger, Mr. Hughes is entitled to further extend the tender offer. However, the Company's Board of Directors may elect to terminate the agreement in the event that both the tender offer and the merger have not been completed by March 31, 2000. Consequently, Mr. Hughes has requested that the Special Committee of the Board agree to an amendment to the merger agreement to extend the March 31, 2000 date. There can be no assurance that the Special Committee will grant Mr. Hughes' request.

     As of December 31, 1999, we had $32.0 million of credit facilities, including a $25 million unsecured committed line of credit, supporting letters of credit in addition to providing borrowings in the aggregate amount of $8.2 million.

     In order to provide a portion of the funds to complete the Transactions, we intend to borrow the required funds from banks and other financing sources.

     We believe that we will be able to finance our working capital and capital expenditure requirements for the foreseeable future with internally generated funds. However, if the Transactions are completed, we will significantly reduce our current cash balance and will incur annual financing expenses associated with the debt incurred. We expect in the future to periodically utilize additional financing for working capital or other purposes.

     For a discussion of certain contingencies that may impact liquidity and capital resources, you should see "Note 10, Contingencies," in our consolidated financial statements included in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, we use derivative financial instruments to manage or hedge these risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures. A discussion of our primary market risk exposures and derivatives is presented below.

     FOREIGN EXCHANGE RISK. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce our exposures to currency fluctuations attributable to intercompany transactions and translation of our local currency revenue. Most of these foreign exchange contracts are designated for forecasted transactions. The use of these derivative instruments allows us to reduce our overall exposure to exchange rate movements, because the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities, and forecasted transactions being hedged. The fair value of option contracts are based on dealer quotes.

     Foreign exchange option contracts are used primarily to hedge yen-denominated intercompany sales made by Herbalife International of America, Inc. to Herbalife of Japan. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. We have guidelines that establish a $5 million limit on the amount of outstanding option premiums.

     The following table provides information about the details of our option contracts at December 31, 1999.

                                                  U.S. DOLLAR   AVERAGE
                                                  EQUIVALENT    STRIKE    ORIGINAL   FAIR     MATURITY
                FOREIGN CURRENCY                   COVERAGE      PRICE     VALUE     VALUE      DATE
                ----------------                  -----------   -------   --------   -----   ----------
Japanese Yen....................................   3,000,000      118      92,000      --    01/31/2000
Japanese Yen....................................   3,000,000      118      95,000      --    02/29/2000
Japanese Yen....................................   3,000,000      118      97,000      --    03/31/2000
                                                   ---------              -------     ---
                                                   9,000,000              284,000      --            --
                                                   =========              =======     ===

     The following table provides information about the details of the Company's option contracts at 12/31/98.

                                             U.S. DOLLAR
                                              EQUIPMENT    AVERAGE STRIKE      FAIR       MATURITY
             FOREIGN CURRENCY                 COVERAGE         PRICE          VALUE         DATE
             ----------------                -----------   --------------   ----------   ----------
Japanese Yen...............................    9,000,000        120              7,000   01/29/1999
Japanese Yen...............................    9,000,000        120             59,000   02/26/1999
Japanese Yen...............................    9,000,000        120            102,000   03/31/1999
Japanese Yen...............................    9,000,000        120            136,000   04/30/1999
Japanese Yen...............................    9,000,000        120            170,000   05/28/1999
Japanese Yen...............................    9,000,000        120            192,000   06/30/1999
Japanese Yen...............................    6,000,000        120            155,000   07/30/1999
Japanese Yen...............................    6,000,000        120            212,000   08/31/1999
Japanese Yen...............................    6,000,000        120            203,000   09/30/1999
Japanese Yen...............................    6,000,000        120            193,000   10/29/1999
Japanese Yen...............................    6,000,000        120            170,000   11/30/1999
Japanese Yen...............................    6,000,000        120            182,000   12/30/1999
                                             -----------                    ----------
                                             $90,000,000                    $1,781,000
                                             ===========                    ==========

     Foreign exchange forward contracts are occasionally used to hedge non-functional currency advances between subsidiaries and bank loans. The objective of these contracts is to reduce the impact of foreign currency movements on the subsidiary's operating results. The fair value of forward contracts are based on dealer quotes.

     The table below describes the forward contracts that were outstanding at December 31, 1999.

                                                          FORWARD
                                             CONTRACT   POSITION IN   MATURITY   CONTRACT     FAIR
             FOREIGN CURRENCY                  DATE     US DOLLARS      DATE       RATE       VALUE
             ----------------                --------   -----------   --------   --------   ---------
Buy British Pound/Sell Norwegian Kroner....  04/19/99      802,000    04/14/00   12.4833      829,000
Buy British Pound/Sell Finnish Marka.......  04/19/99      813,000    04/14/00    8.7451      879,000
Buy British Pound/Sell Swedish Kroner......  06/25/99      739,000    04/14/00   13.1085      766,000
Buy British Pound/Sell Norwegian Kroner....  06/25/99      492,000    04/14/00   12.4730      509,000
Buy British Pound/Sell Danish Kroner.......  06/25/99      436,000    04/14/00   11.1090      463,000
Buy USD/Sell Turkish Lire..................  09/14/99      147,000    03/13/00   613,050      139,000
Buy USD/Sell Turkish Lire..................  09/14/99    3,000,000    09/14/00   824,000    2,209,000

     The table below describes the forward contracts that were outstanding at 12/31/1998.

                                          CONTRACT    FORWARD POSITION IN    MATURITY    CONTRACT     FAIR
           FOREIGN CURRENCY                 DATE          US DOLLARS           DATE        RATE       VALUE
           ----------------              ----------   -------------------   ----------   --------   ---------
Buy German Mark/sell Pound Sterling....  12/14/1998        1,807,000        03/31/1999    2.759     1,805,000
Buy Pound Sterling/sell Dutch
  Guilders.............................  08/12/1998        1,243,000        02/26/1999    3.202     1,210,000
Buy Norwegian Kroner/sell French
  Franc................................  08/28/1998          912,000        06/30/1999    1.316       905,000
Buy Swedish Krona/sell French Franc....  08/28/1998          345,000        06/30/1999    1.367       317,000

     The Company periodically utilizes bank debt at certain foreign subsidiaries to reduce the impact of foreign currency movements on the subsidiary's operating results. At December 31, 1999 the Company's foreign subsidiaries had $4,551,000 of outstanding bank debt.

     All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. In anticipation of future intercompany or dividend payments, we have instructed various subsidiaries to maintain most of their surplus cash in U.S. dollars. At December 31, 1999, the total amount of foreign subsidiary cash held primarily in Japan and Korea was $99.5 million of which $31.8 million was maintained or invested in U.S. dollars.

     INTEREST RATE RISK. We currently maintain an investment portfolio of high-quality marketable securities. According to our investment policy, we may invest in taxable and tax exempt instruments including asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. All securities are classified as available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not use derivative instruments to hedge our investment portfolio.

     All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term if maturities range between three and twelve months or long term if maturities range between thirteen and sixty months. The fair value of cash equivalents and investments are based on dealer quotes.

     The following table lists our cash equivalents and short-term investments at December 31, 1999:

                                                                                                                        FAIR
                                    2000         2001       2002      2003       2004     THEREAFTER      TOTAL         VALUE
                                 -----------   --------   --------   -------   --------   ----------   -----------   -----------
Cash equivalents...............  $29,432,000   $     --   $     --   $    --   $     --    $     --    $29,432,000   $29,432,000
  Average interest rate........         3.63%
Short term investments.........      329,000         --         --        --         --          --        329,000       333,000
  Average interest rate........         3.93%
Long term investments..........           --    279,000    185,000    92,000     92,000     186,000        834,000       834,000
  Average interest rate........           --       4.24%      4.45%     4.72%      4.66%       3.25%
                                 -----------   --------   --------   -------   --------    --------    -----------   -----------
        Total..................  $29,761,000   $279,000   $185,000   $92,000   $ 92,000    $186,000    $30,595,000   $30,599,000
                                 ===========   ========   ========   =======   ========    ========    ===========   ===========

     The following table lists the Company's cash equivalents and short-term investments at December 31, 1998.

                                FY          FY         FY         FY        FY                                   FAIR
                               1999        2000       2001       2002      2003     THEREAFTER     TOTAL        VALUE
                            ----------   --------   --------   --------   -------   ----------   ----------   ----------
Cash equivalents..........  $  224,000   $     --   $     --   $     --   $    --    $     --    $  224,000   $  224,000
--Average interest rate...        3.66%
Short term investments....   4,260,000         --         --         --        --          --     4,260,000    4,271,000
--Average interest rate...        5.86%
Long term investments.....          --    299,000    301,000    199,000    99,000          --       898,000      915,000
--Average interest rate...          --       3.50%      3.50%      3.50%     3.50%
                            ----------   --------   --------   --------   -------    --------    ----------   ----------
    Total.................  $4,484,000   $299,000   $301,000   $199,000   $99,000          --    $5,382,000   $5,410,000
                            ==========   ========   ========   ========   =======    ========    ==========   ==========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the Report thereon of Deloitte & Touche LLP, independent auditors, are included elsewhere herein on pages 48 through 73.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Board of Directors is presently comprised of six members, all of whom hold office until the next annual meeting of our stockholders and until his successor has been elected. Each of our officers is elected by our Board of Directors and serves at the discretion of the Board.

         NAME            AGE                             POSITION
         ----            ---                             --------
Mark Hughes............  44     Chairman of the Board, Chief Executive Officer and
                                President
Christopher Pair.......  45     Director, Executive Vice President, Chief Operating Officer
                                and Secretary
Michael E. Rosen.......  53     Director, Executive Vice President, Chief Executive
                                Corporate Marketing and Corporate Development
Edward J. Hall.........  53     Director
Alan Liker.............  62     Director
Christopher M. Miner...  48     Director
Robert A. Sandler......  56     Executive Vice President and General Counsel
Timothy Gerrity........  49     Executive Vice President and Chief Financial Officer

     MARK HUGHES founded our business in 1980. Since that time, Mr. Hughes has controlled the operations of our business either (1) as the sole individual general partner of the California limited partnership through which we conducted our business from inception to December 1985, (2) as the President and Chairman of the Board of the California corporation through which we conducted our business for the interim period from October 1981 to August 1983, (3) as the President and Chairman of the corporate general partner of the California limited partnership through which we conducted our business from May to December 1985, or (4) as the President and Chairman of the corporation through which we conducted our business from January 1986 to November 1986. In November 1986, Mr. Hughes became our Chairman of the Board, Chief Executive Officer and President when we acquired Herbalife International of America, Inc. in a stock-for-stock reorganization, and he has continued in those positions since that time.

     CHRISTOPHER PAIR joined us in March 1985 as Executive Assistant to the President. From May 1991 to November 1996, Mr. Pair served as our Executive Vice President -- International and Corporate Administration and Secretary. In November 1996, he became our Executive Vice President and Chief Operating Officer. Mr. Pair has been one of our directors since May 1990, and he is our Corporate Secretary. Prior to 1985, Mr. Pair served in various management positions with U.S. Leasing, Raytheon Data Systems and Consolidated Foods. He is Vice-Chairman of the Direct Selling Educational Foundation and serves on its Executive Committee. Mr. Pair also is Vice-Chairman of the Board of Directors of the Direct Selling Association, and is a member of its Executive and Finance Committee and its Long-Range Planning Committee. In addition, he serves on the Board of Directors of the Counsel for Responsible Nutrition and The American Herbal Products Association, and he is a member of the CEO Council of The World Federation of Direct Selling Associations. Mr. Pair received his B.S. and M.B.A. degrees from the University of Redlands.

     MICHAEL E. ROSEN joined us in August 1993, and he currently is our Executive Vice President and Chief Executive Corporate Marketing and Corporate Development. Mr. Rosen's responsibilities include (1) our international and domestic marketing, (2) developing our personal care and cosmetic lines, (3) investor relations and (4) external affairs. In addition, he has served as one of our directors since January 1996. Prior to joining us, Mr. Rosen was Chairman of the JCP Television Shopping Network, which he founded in 1986.

     EDWARD J. HALL a certified public accountant, is an independent investor. From April 1995 through November 1998, he served as the Chief Financial Officer of Cruttenden Roth Incorporated, an investment banking firm. He served in a similar capacity for H.J. Meyers & Co., Inc. an investment banking firm based in Beverly Hills, California from March 1991 through March 1995. From 1988 through 1990, Mr. Hall was an Executive Vice President of Angeles Corporation, an investment management firm. Prior to joining Angeles

Corporation, Mr. Hall was with Deloitte & Touche LLP, where he had been an audit partner since 1980. Mr. Hall was elected a director of the Company in March 1992.

     ALAN LIKER has served as a business advisor to a number of individuals and companies during the past several years. Currently, Mr. Liker serves as a business adviser to Budget Rent-A-Car of Southern California. Until their sale in 1989, Mr. Liker was a director of Shaklee Corporation and its Japanese affiliate, Shaklee KK. From 1976 to 1980, he was a principal of Xerox Development Corporation, a strategic planning unit of Xerox Corporation. Mr. Liker previously was a law professor at Harvard University, University of California (Los Angeles) and University of Southern California law schools. He was elected to our Board of Directors in December 1993. Previously, Mr. Liker was a director of Budget Group, Inc., First Charter Bank and the JCP Television Shopping Network.

     CHRISTOPHER M. MINER has served as a business advisor to a number of companies and private investors during the past several years, including Redfish Telemetrix, Inc., a telecommunications company, where he served as CEO and CFO from May 1997 to December 1999. He has served as Chief Financial Officer of Wow! Laboratories, Inc., an oral healthcare company, from July 1996 to December 1998. Mr. Miner co-founded Vis-A-Vis Communications, Inc. (formerly Workstation Technologies, Inc.) in 1989. Vis-A-Vis is a developer of interactive communications software and hardware products. Prior to founding Vis-A-Vis Communications, from 1987 to 1989, Mr. Miner served as the Chief Financial Officer of Technology Marketing, Inc., a custom electronic engineering organization and board level test product manufacturer. Prior to joining Technology Marketing, he served as the Chief Financial Officer and Director for Media Systems Technology, Inc., a software manufacturer, from 1981 to 1987. Mr. Miner received his M.B.A. from California State University in 1976. He was elected a director of the Company in March 1996.

     ROBERT A. SANDLER joined us in January 1997 as our Executive Vice President and General Counsel. From 1975 to the present, Mr. Sandler has been a member of Sandler & Morse, a law firm that he co-founded. From 1985 to 1994, Mr. Sandler served in various capacities with various companies within the Siemens family of companies, including most recently as the Executive Vice President and General Counsel of Siemens Pacesetter. He received his A.B. degree from the University of California, Los Angeles and his J.D. degree from the University of Southern California. Currently, Mr. Sandler is a director of Physic-Control, a manufacturer of external defibrillators.

     TIMOTHY GERRITY joined us in May 1985, and he currently serves as our Executive Vice President and Chief Financial Officer. Mr. Gerrity, a certified public accountant, is responsible for our worldwide financial affairs. His previous experience includes various management positions with Wickes Corporation, Deloitte & Touche LLP and Fluor Corporation. Mr. Gerrity recently was appointed a member of the Finance Committee of the Direct Selling Association. He received his B.S. degree from California State University at Northridge and his M.B.A. degree from the University of Southern California.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Each director who is not one of our officers or consultants receives $45,000 per year for his services as a director, plus (1) $5,000 per year for each committee of our Board on which he serves or (2) $10,000 if he serves as chairman of a committee. Any outside directors serving on the board of directors of any of our foreign subsidiaries are paid fees of $2,500 annually for each foreign subsidiary board on which they serve. Directors who also are officers receive no separate compensation for their services as directors.

EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation of our Chief Executive Officer and four additional most highly compensated executive officers for the fiscal year ended December 31, 1999 (the "Named Officers").

                                                                                    LONG-TERM COMPENSATION
                                                                             -------------------------------------
                                                                                      AWARDS
                                             ANNUAL COMPENSATION             ------------------------
                                   ---------------------------------------                 SECURITIES    PAYOUTS
                                                              OTHER ANNUAL   RESTRICTED    UNDERLYING   ----------    ALL OTHER
         NAME AND                                             COMPENSATION      STOCK       OPTIONS/       LTIP      COMPENSATION
    PRINCIPAL POSITION      YEAR   SALARY($)    BONUS($)(1)      ($)(2)      AWARD(S)($)    SARS(#)     PAYOUTS($)      ($)(3)
    ------------------      ----   ----------   -----------   ------------   -----------   ----------   ----------   ------------
Mark Hughes...............  1999   $1,000,056   $9,550,000      $240,300                           --                  $187,019
  President, Chief          1998    1,000,011    4,500,000            --          --          375,000       --          129,013
  Executive Officer         1997    1,000,012    6,757,563            --          --        1,000,000       --          126,237
  and Chairman of the
    Board
Christopher Pair..........  1999   $1,000,000   $1,838,000      $115,000                      129,439                  $399,525
  Executive Vice President  1998    1,098,558      920,000            --          --          150,000       --          227,483
  and Chief Operating
    Officer                 1997      894,615      896,000            --          --          200,000       --          216,426
Michael E. Rosen..........  1999   $1,000,001   $1,314,500      $715,000                       29,439                  $297,415
  Executive Vice
    President,              1998      896,154      630,000       600,000          --          150,000       --          128,080
  Chief Executive
    Corporate               1997      694,616      784,000       600,000          --          150,000       --          107,220
  Marketing and Corporate
    Development
Robert A. Sandler.........  1999   $  800,000   $  643,998      $ 60,000                           --                  $100,679
  Executive Vice President  1998      697,115      360,000            --          --           50,000       --           96,660
  and General Counsel       1997      492,884      448,000            --          --          325,000       --           48,022
Timothy Gerrity...........  1999   $  700,000   $  966,000      $ 60,000                           --                  $ 92,200
  Executive Vice President  1998      548,692      540,000            --          --          100,000       --           81,441
  and Chief Financial
    Officer                 1997      447,308      672,000            --          --           75,000       --           84,877

---------------
(1) The 1999, 1998 and 1997 amounts include bonuses earned under the 1994 Performance-Based Annual Incentive Compensation Plan (the "1994 Plan"). See "-- Description of Benefit Plans -- 1994 Performance-Based Annual Incentive Compensation Plan." The 1999 amount for Mr. Rosen excludes an aggregate of $1,077,500 in bonuses paid in 1999 pursuant to individual performance goals established under the 1994 Plan; such amounts were previously reported as earned by Mr. Rosen pursuant to a deferred compensation arrangement with him.

(2) The listed amounts for 1997 and 1998 reflect deferred compensation pursuant to a Deferred Compensation Agreement between us and Mr. Rosen. See
    "-- Employment Contracts and Change in Control Arrangements." For 1999, the listed amounts represent payments for car allowances for Mr. Hughes, Mr. Pair, Mr. Sandler and Mr. Gerrity. In the case of Mr. Rosen, the listed amount for 1999 represents payments for a car allowance in the amount of $115,000 and earned deferred compensation in the amount of $600,000.

(3) For 1999, these amounts represent payments under the 401(k) Tax-Sheltered Savings Plan, Executive Medical Plan, Executive Long Term Disability Plan, Executive Life Insurance Plan and Deferred Compensation Plan. The amount with respect to the 401(k) Tax-Sheltered Savings Plan was $4,800 for each of Mr. Pair, Mr. Rosen, Mr. Sandler and Mr. Gerrity. The amount with respect to the Executive Medical Plan was $7,136 for each of Mr. Hughes, Mr. Pair, Mr. Rosen, Mr. Sandler and Mr. Gerrity. Amounts with respect to the Executive Long Term Disability Plan were $2,960, $10,317, $8,587, $2,960 and $5,337 for Mr. Hughes, Mr. Pair, Mr. Rosen, Mr. Sandler and Mr. Gerrity, respectively. Amounts with respect to the Executive Life Insurance Plan were $200,349, $99,969, $5,783 and $4,927 for Mr. Pair, Mr. Rosen, Mr. Sandler
    and Mr. Gerrity, respectively. Amounts with respect to the Deferred Compensation Plan were $176,923, $176,923, $176,923, $80,000 and $70,000 for
    Mr. Hughes, Mr. Pair, Mr. Rosen, Mr. Sandler and Mr. Gerrity, respectively.

     OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth grants of options to purchase shares of Class A Stock ("Class A Stock Options") and options to purchase shares of Class B Stock ("Class B Stock Options") during the fiscal year ended December 31, 1999 to the Named Officers.

                                                         INDIVIDUAL GRANTS
                                    -----------------------------------------------------------
                                                    TOTAL OPTIONS
                                     SECURITIES      GRANTED TO
                                     UNDERLYING       EMPLOYEES        EXERCISE                   GRANT DATE
                                       OPTIONS        IN FISCAL        OR BASE       EXPIRATION     PRESENT
               NAME                 GRANTED(#)(1)      YEAR(%)      PRICE($/SH)(2)      DATE      VALUE($)(3)
               ----                 -------------   -------------   --------------   ----------   -----------
Mark Hughes
  Class A.........................          --             --               --             --            --
  Class B.........................          --             --               --             --            --
Christopher Pair
  Class A.........................          --             --               --             --            --
  Class B.........................     129,439          65.37%          $8.625        4/15/09      $381,580
Michael E. Rosen
  Class A.........................          --             --               --             --            --
  Class B.........................      29,439          14.87%          $8.625        4/15/09      $ 86,785
Robert A. Sandler
  Class A.........................          --             --               --             --            --
  Class B.........................          --             --               --             --            --
Timothy Gerrity
  Class A.........................          --             --               --             --            --
  Class B.........................          --             --               --             --            --

---------------
(1) Options granted in 1999 to Christopher Pair and Michael Rosen are exercisable in cumulative 50% installments commencing one year from date of grant, with full vesting occurring on the second anniversary.

(2) We granted all options based on the closing price for our Common Stock, as reported on the Nasdaq National Market.

(3) In accordance with the rules of the Securities and Exchange Commission, we used the Black Scholes option pricing model to estimate the grant date present value of the options set forth in this table. We cannot predict or estimate the future price of our Common Stock, and no option pricing model, including the Black Scholes model, can accurately determine the value of an option. Accordingly, we cannot assure you that the value realized by an officer, if any, will be at or near the value estimated in accordance with the Black Scholes model. The assumptions that we used for the valuation include: 59.78% price volatility; 5.08% weighed average risk free rate of return; 5.5% dividend yield and options exercises averaging 3.4 year term. We did not make any adjustment for non-transferability or risk of forfeiture.

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES. The following table sets forth information with respect to: (1) shares of Common Stock acquired on exercise of Class A Stock Options and Class B Stock Options in 1999 and (2) unexercised options to purchase shares of Class A Stock or Class B Stock that we granted in fiscal 1999 and prior years.

                                                              SECURITIES
                                                              UNDERLYING               VALUE OF UNEXERCISED
                                                             UNEXERCISED                   IN-THE-MONEY
                          SHARES                              OPTIONS AT                    OPTIONS AT
                        ACQUIRED ON       VALUE           FISCAL YEAR-END(#)          FISCAL YEAR-END($)(1)
         NAME           EXERCISE(#)    REALIZED($)    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
         ----           -----------    -----------    --------------------------    --------------------------
Mark Hughes
  Class A.............      --             --          308,331         566,670       1,965,610      3,612,521
  Class B.............      --             --          466,663         533,336       3,149,975      3,600,018
Christopher Pair
  Class A.............      --             --           61,369          33,106         391,227        211,051
  Class B.............      --             --          152,966         365,453       1,032,521      2,207,930
Michael E. Rosen
  Class A.............      --             --           99,165          23,335         656,656        148,761
  Class B.............      --             --          228,331         196,108       1,541,234      1,264,851
Robert A. Sandler
  Class A.............      --             --           48,331          60,002         308,110        382,513
  Class B.............      --             --          106,665         160,002         719,989      1,080,014
Timothy Gerrity
  Class A.............      --             --           56,499          28,501         368,775        181,694
  Class B.............      --             --          132,999         137,001         897,743        924,757

---------------
(1) Represents the difference between the market price of our Common Stock on December 31, 1999 and the exercise price of the options.

     DESCRIPTION OF BENEFIT PLANS.

     1994 Performance-Based Annual Incentive Compensation Plan. We maintain the 1994 Plan (1) to provide additional compensation as an incentive to some key executives and consultants to attain the specified performance objectives of Herbalife and our subsidiaries and affiliated corporations and (2) to ensure the continued availability of their full-time or part-time services to us. Specifically, the individuals entitled to participate in the 1994 Plan are those Herbalife executive officers and consultants determined by the Compensation Committee of our Board of Directors (the "Compensation Committee"), which acts as administrator of the 1994 Plan.

     The amount of an available award to a participant or the aggregate amount of available awards to all participants for each award period is determined by the Compensation Committee based upon an objective computation (the "Formula") of our actual performance relative to pre-established performance goals. The performance goals included in the Formula for each award period are selected by the Compensation Committee from among the following performance measures: (1) level of retail sales, in the aggregate or for a particular category or categories of retail sales; (2) net cash flow; (3) net income; (4) operating income; (5) earnings per share; (6) return on sales; (7) reduction in expenditure levels for a particular category or categories of expenses versus a prior period; (8) return on total capital; (9) return on equity; and (10) increase in the price of our Common Stock over a specified time period. No participant is ever entitled to earn in excess of $10 million under the 1994 Plan with respect to any single calendar year. With respect to participants whose service relationship terminates during an award period, the Compensation Committee provides for prorated awards based upon satisfaction of performance goals for the entire award period, with the proration formula to be set by the Compensation Committee in its discretion.

     Awards granted pursuant to the 1994 Plan may be made (1) in cash, (2) through the issuance of shares of Class A Stock or Class B Stock, or (3) through a combination of either of these methods. The total number of shares of Common Stock that may be issued under the 1994 Plan in any fiscal year may not exceed 5% of the number of issued and outstanding shares of Common Stock at the beginning of the prior fiscal year. The Compensation Committee may, in its discretion and subject to the consent of each affected participant, approve the advance of all or a portion of a target cash award to a participant prior to the conclusion of an award period. Each advance, if made, is a full recourse obligation of the participant and bears interest from the date of the advance until repaid or deemed earned at the applicable Federal rate, as specified in the 1994 Plan, for loans of a comparable term.

     1992 Executive Incentive Compensation Plan. In 1992, our Board adopted the Herbalife International, Inc. 1992 Amended and Restated Executive Incentive Compensation Plan (the "1992 Plan"). Eligible participants under the 1992 Plan consist of our executive vice presidents, vice presidents, country managers and other executive officers and key employees (other than our Chief Executive Officer and President) and consultants as designated by our Chief Executive Officer in conjunction with the Compensation Committee, which administers the 1992 Plan.

     The 1992 Plan provides for the payment of bonuses to participants for each year that the 1992 Plan is in effect. Awards are made to participants based upon the extent to which corporate performance goals and individual performance goals (set in advance by our Chief Executive Officer together with, in the case of corporate performance goals, the Compensation Committee) are met. To be eligible for payment with respect to a particular award period, a participant is required to be employed by us on the last day of the award period, subject to specified exceptions. Awards granted pursuant to the 1992 Plan may be made (1) in cash,
(2) through the issuance of shares of Class A Stock or Class B Stock, or (3) through a combination of either of these methods. The total number of shares of Common Stock that may be issued under the 1992 Plan in any fiscal year may not exceed the excess of (1) 5% of the number of issued and outstanding shares of Common Stock at the beginning of the prior fiscal year over (2) the number of shares of Common Stock issued during the prior fiscal year pursuant to the 1994 Plan.

     1991 Option Plan. The purpose of our Amended and Restated 1991 Stock Option Plan (the "Option Plan") is to secure for us and our stockholders the benefits arising from stock ownership by key employees, directors, consultants and other persons selected by the Stock Option Committee of our Board of Directors (the "Stock Option Committee"), which administers the Option Plan. As of December 31, 1999, approximately 150 persons were eligible to participate in the Option Plan.

     Options granted under the Option Plan may be designated as (1) "incentive stock options" for federal income tax purposes or (2) options that are not qualified for this treatment, or "non-qualified stock options." All options granted under the Option Plan are non-transferable (except that limited estate planning and similar transfers of non-qualified stock options are permitted) and are exercisable in installments determined by the Stock Option Committee, except that each option is to be exercisable in minimum annual installments of 20% commencing with the first anniversary of the option's grant date. Each option granted has a term specified in the option agreement, but all options expire no later than ten years from the date of grant. Incentive stock options granted to a person holding more than 10% of the total voting power of our capital stock must expire within five years from the date of grant.

     In the case of incentive stock options, the exercise price must be at least equal to 100% of the fair market value of our Common Stock on the date the option is granted. The exercise price for incentive stock option grants to a person holding more than 10% of the total voting power of our capital stock must equal 110% of the fair market value of our Common Stock. The exercise price of a non-qualified option need not be equal to the fair market value of our Common Stock at the date of grant, but may be granted with any exercise price that is not less than 85% of fair market value at the time the option is granted, as the Stock Option Committee may determine.

     Deferred Compensation Plans. We maintain three deferred compensation plans for select groups of management or highly compensated employees: (1) the Herbalife Management Deferred Compensation Plan, effective January 1, 1996 (the "Management Plan"), which is applicable to directors and vice presidents;

(2) the Herbalife Senior Executive Compensation Plan, effective January 1, 1996 (the "Senior Executive Plan"), which is applicable to eligible employees at the rank of Senior Vice President and higher; and (3) the Herbalife International of America, Inc. Executive Officer Deferred Compensation Plan. The Management Plan and the Senior Executive Plan are referred to below as the "Deferred Compensation Plans." The Executive Officer Deferred Compensation Plan is described below under "Employment Contracts and Change in Control Arrangements."

     The Deferred Compensation Plans are unfunded and their benefits are paid from our general assets, except that we have contributed amounts to a "rabbi trust" whose assets will be used to pay benefits if we remain solvent, but can be reached by our creditors if we become insolvent. The Deferred Compensation Plans allow eligible employees, who are selected by the administrative committee that manages and administers the plans (the "Deferred Compensation Committee"), to elect annually to defer up to 50% of their annual base salary and up to 100% of their annual bonus for each calendar year (the "Annual Deferral Amount"). We make matching contributions on behalf of each participant in the Senior Executive Plan ("Herbalife Matching Contributions") of 100% of the amount deferred by each participant from the participant's annual base salary, up to
(1) 15% of the participant's annual base salary in the case of a participant who is an Executive Vice President, (2) 12.5% of the participant's annual base salary in the case of a participant who is a Senior Vice President, and (3) 10% (or such greater percentage, not to exceed 15%, that the Deferred Compensation Committee may determine in the case of any particular participant) of the participant's annual base salary in the case of any other participant. Furthermore, our Compensation Committee may designate any participant to receive an Herbalife Matching Contribution of 20% of his or her annual base salary if the Annual Deferral Amount of such designated participant equals or exceeds 10% of such designated participant's annual base salary. Our Compensation Committee has designated Messrs. Hughes, Rosen and Pair to receive the enhanced Herbalife Matching Contributions.

     Each participant in a Deferred Compensation Plan may determine how his or her Annual Deferral Amount and Herbalife Matching Contributions (if any) will be deemed to be invested by choosing among several investment funds or indices designated by the Deferred Compensation Committee. The Deferred Compensation Plans, however, do not require us actually to acquire or hold any investment fund or other assets to fund the Deferred Compensation Plans. The entire interest of each participant in a Deferred Compensation Plan is always fully vested and nonforfeitable. In connection with a participant's election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest and payable two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred. Subject to the short term payout provision and specified exceptions for unforeseeable financial emergencies, a participant may not withdraw, without incurring a ten percent (10%) withdrawal penalty, all or any portion of his or her account under the Deferred Compensation Plans prior to the date that such participant either (1) is determined by the Deferred Compensation Committee to have incurred permanent and total disability or (2) dies or otherwise terminates employment with us.

     Retirement Plan. We adopted, effective September 1997, a Supplemental Executive Retirement Plan (the "Retirement Plan") providing retirement benefits for a select group of management and highly compensated employees. The Retirement Plan is unfunded and its benefits are paid from our general assets, except that we have contributed amounts to a "rabbi trust" whose assets will be used to pay benefits if we remain solvent, but can be reached by our creditors if we become insolvent. The normal retirement benefit under the Retirement Plan is 60 quarterly installment payments commencing at age 65, each of which equals one-quarter of 1.75% of "compensation" times the number of years of service, up to 20 years. The term "compensation" for this purpose means the average yearly base compensation of the five calendar years within the last 10 years of employment that would yield the highest average. A participant may elect at any time to receive a lump sum equal to 90% of the actuarial equivalent of his or her vested benefits under the Retirement Plan, in which case the participant will forfeit his or her remaining benefits under such plan and cease to participate in such plan.

     A participant who reaches the "early retirement date" may choose to retire and to receive an early retirement benefit equal to the normal retirement benefit. A participant who becomes disabled will receive a benefit equal to his normal retirement benefit. A participant generally reaches his or her early retirement date when he or she completes 10 years participation in the plan and reaches age 55. An employee whose employment with us terminates before he or she reaches early retirement date will receive the actuarial equivalent of his or her vested benefits paid in a lump sum within 90 days of the termination. Upon a change in control of Herbalife, a participant will receive a lump sum payment equal to (1) the actuarial equivalent of the normal retirement benefit, or (2) if payment of benefits has begun, the actuarial equivalent of the remaining quarterly installments. A participant becomes fully vested in his or her interest in the Retirement Plan on his or her normal or early retirement date, death, or disability, or upon a change in control of Herbalife. If a participant's employment is terminated for cause, we have the discretion to reduce his or her vested benefit to zero. In all other cases, we determine a participant's vested interest as follows:

           YEARS OF PARTICIPATION IN PLAN              VESTED PERCENTAGE
           ------------------------------              -----------------
less than 5..........................................           0%
     5...............................................          20
     6...............................................          40
     7...............................................          60
     8...............................................          80
     9...............................................         100

     The administrator of the Retirement Plan has the discretion to credit a participant with additional years of service as of his or her commencement of participation in the Retirement Plan.

     For illustration purposes only, the following table provides examples of the annual benefit payable under the Retirement Plan beginning at age 65.

                                                                YEARS OF SERVICE
                                              ----------------------------------------------------
                COMPENSATION                     15         20         25         30         35
                ------------                  --------   --------   --------   --------   --------
$ 125,000...................................  $ 32,813   $ 43,750   $ 43,750   $ 43,750   $ 43,750
   150,000..................................    39,375     52,500     52,500     52,500     52,500
   175,000..................................    45,938     61,250     61,250     61,250     61,250
   200,000..................................    52,500     70,000     70,000     70,000     70,000
   225,000..................................    59,063     78,750     78,750     78,750     78,750
   250,000..................................    65,625     87,500     87,500     87,500     87,500
   300,000..................................    78,750    105,000    105,000    105,000    105,000
   400,000..................................   105,000    140,000    140,000    140,000    140,000
   450,000..................................   118,125    157,500    157,500    157,500    157,500
   500,000..................................   131,250    175,000    175,000    175,000    175,000
   600,000..................................   157,500    210,000    210,000    210,000    210,000
   700,000..................................   183,750    245,000    245,000    245,000    245,000
   800,000..................................   210,000    280,000    280,000    280,000    280,000
   900,000..................................   236,250    315,000    315,000    315,000    315,000
 1,000,000..................................   262,500    350,000    350,000    350,000    350,000
 1,100,000..................................   288,750    385,000    385,000    385,000    385,000
 1,200,000..................................   315,000    420,000    420,000    420,000    420,000

     Messrs. Hughes, Pair, Rosen, Sandler and Gerrity have 20, 14, 6, 3 and 14 years of participation, respectively. "Compensation" covered by the Retirement Plan is equal to the amounts set forth in "Summary Compensation Table" under the heading "Salary."

     401(k) Profit Sharing Plan. We maintain a tax-qualified profit sharing plan pursuant to Sections 401(a) and 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan allows any eligible employee, including specified common-law employees, to contribute each pay period from 2% to 17% of the employee's earnings (but not in excess of $10,500 per year, as adjusted for increases in the cost of living after 2000) for investment in mutual funds held by the 401(k) Plan's trust. We make contributions to the 401(k) Plan in an amount equal to 3% of the earnings of each employee who elects to defer 2% or more of his or her earnings. The 401(k) Plan also imposes restrictions on the aggregate amount that may be contributed by higher-paid employees in relation to the amount contributed by the remaining employees. A participating employee is fully vested at all times in his or her contributions and in the trust fund's earnings attributable to his or her contributions. The employee has no vested interest in our contributions and earnings of the trust fund attributable to our contributions until he or she completes three years of service with us, and the employee is not fully vested in our contributions and earnings of the trust fund attributable to our contributions until he or she has completed seven years of service with us. However, an employee becomes fully vested in our contributions and earnings of the trust fund attributable to our contributions (1) upon the employee's death, (2) upon the employee's disability, or (3) upon the employee reaching the 401(k) Plan's normal retirement age, which is the latter of age 65 and the completion of five years of service with us. An employee may not withdraw all or any portion of his or her account prior to the date that the employee either (1) incurs a hardship or (2) terminates employment with us.

     Executive Medical Plan. The Executive Medical Plan is an insured hospital and medical reimbursement plan covering executives and key employees and their dependents during the executive's or employee's employment by us. The Executive Medical Plan provides coverage of medical expenses incurred beyond our basic plan. For the fiscal year ended December 31, 1999, the Executive Medical Plan's cost to us was approximately $36,000.

     Executive Long-Term Disability Plan. The Executive Long-Term Disability Plan is an insured disability plan covering executives and key employees. It provides for extended disability insurance for its participants with premiums paid by us. For the fiscal year ended December 31, 1999, the Executive Long-Term Disability Plan's cost to us was approximately $30,000.

     Executive Life Insurance Plan. The Executive Life Insurance Plan covers executives and key employees and provides for life insurance benefits in excess of those available under our basic plan. Premiums are paid by us. For the fiscal year ended December 31, 1999, the Executive Life Insurance Plan's cost to us was approximately $311,000.

     EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS. Effective as of August 9, 1994, we entered into a Deferred Compensation Agreement with Mr. Rosen, pursuant to which Mr. Rosen received $600,000 in cash deferred compensation from us on each of the first five anniversary dates of such Deferred Compensation Agreement. Mr. Rosen's right to receive such deferred compensation is subject to our right to delay payment until our deduction for the payment would no longer be disallowed under Section 162(m) of the Code. We have amended and restated the Deferred Compensation Agreement in its entirety as the Herbalife International of America, Inc. Executive Officer Deferred Compensation Plan, (the "Executive Officer Plan"), effective as of January 1, 1998, to make the following changes: (1) deferred amounts will bear interest at a rate equal to the current general account crediting rate on SunLife of Canada's corporate universal life product effective on January 1st of each year;
(2) we will contribute amounts to a "rabbi trust" whose assets will be used to pay benefits if we remain solvent, but can be reached by our creditors if we become insolvent; and (3) Mr. Rosen may elect to receive payments in the form of installments payable over five years or 10 years, but may receive 90% of the unpaid balance at any time, provided that the payment would be deductible to us and provided that he would forfeit the remaining 10% of the unpaid balance.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During 1999, the Compensation Committee consisted of Messrs. Edward Hall and Christopher Miner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists, as of February 29, 2000, information as to the beneficial ownership of Class A Common Stock and Class B Common Stock by (i) each of the Company's directors, (ii) the Company's Chief Executive Officer and each of the four other most highly compensated executive officers as indicated in the Summary Compensation Table under "Compensation of Directors and Executive Officers -- Executive Compensation" below, (iii) all directors and executive officers as a group, and (iv) each person or entity believed by the Company to beneficially own more than five percent (5%) of the Common Stock outstanding. In each instance, information as to the number of shares owned and the nature of ownership has been provided by the individuals identified or described and is not within the direct knowledge of the Company.

                                   NUMBER OF                     NUMBER OF
                                   SHARES OF      PERCENT OF     SHARES OF      PERCENT OF    PERCENT OF
      NAME AND ADDRESS OF           CLASS A        CLASS A        CLASS B        CLASS B        COMMON
      BENEFICIAL OWNER(1)         COMMON STOCK   COMMON STOCK   COMMON STOCK   COMMON STOCK     STOCK
      -------------------         ------------   ------------   ------------   ------------   ----------
Mark Hughes(2)..................   5,954,330         57.4%       11,758,665        61.1%         59.9%
  1800 Century Park East
  Los Angeles, CA 90067
Christopher Pair(3).............      64,893            *           228,070         1.2%          1.0%
  1800 Century Park East
  Los Angeles, CA 90067
Michael E. Rosen(4).............     113,751          1.1%          272,219         1.4%          1.3%
  1800 Century Park East
  Los Angeles, CA 90067
Robert A. Sandler(3)............      61,664            *           133,332           *             *
  1800 Century Park East
  Los Angeles, CA 90067
Timothy Gerrity(3)..............      59,832            *           139,666           *             *
  1800 Century Park East
  Los Angeles, CA 90067
Edward J. Hall(5)...............      16,998            *            43,996           *             *
  P.O. Box 407
  Newport Beach, CA 92662
Alan Liker(3)...................      14,665            *            39,330           *             *
  150 South Doheny Drive
  Beverly Hills, CA 90211
Christopher M. Miner(3).........      12,531            *            39,997           *             *
  Redfish Telemetrix, Inc.
  3183 Airway Avenue, Bldg E
  Costa Mesa, CA 92626
Fidelity Management & Research
  Company(6)....................   1,037,500         10.4%        2,010,500        10.8%         10.7%
  82 Devonshire Street
  Boston, MA 02109
All executive officers and
  directors as a group (8
  persons)(7)...................   6,298,664         58.8%       12,655,275        62.9%         61.5%

---------------
 *  Less than one percent (1%).

(1) The persons in this table have sole voting, investment, and dispositive power with respect to all shares of the Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Includes 183,333 shares of Class A Common Stock and 366,666 shares of Class B Stock owned by the Herbalife Family Foundation. Mr. Hughes acts as a director of the foundation but has no pecuniary interest in the shares. Also includes 374,997 shares of Class A Common Stock and 599,997 shares of Class B Common Stock issuable upon exercise of stock options which are exercisable presently or within 60 days of this Proxy Statement. Also includes 5 million shares of Class B Common Stock held by affiliates of Mr. Hughes that are subject to forward purchase contracts with DECS(SM) Trust III, a

    Delaware business trust. Pursuant to the terms of the forward purchase contracts, such shares (or a portion thereof) or an equivalent amount of cash is required to be delivered to DECS(SM) Trust III in February 2001 in order to enable DECS(SM) Trust III to settle the DECS(SM) securities issued by that entity. Until settlement of the DECS(SM), generally, Mr. Hughes' affiliates retain any voting rights and the right to receive dividends with respect to the Class B Common Stock. In addition, such shares have been pledged in favor of DECS(SM) Trust III to secure the obligations under the forward purchase contracts.

(3) Consists of shares issuable upon exercise of stock options which are exercisable presently or within 60 days of this Proxy Statement.

(4) Includes 102,498 shares of Class A Common Stock and 249,717 shares of Class B Common Stock issuable upon exercise of stock options which are exercisable presently or within 60 days of this Proxy Statement.

(5) Includes 14,665 shares of Class A Common Stock and 39,330 shares of Class B Common Stock issuable upon exercise of stock options which are exercisable presently or within 60 days of this Proxy Statement.

(6) Information based on Technimetrics Service Report as of December 31, 1999.

(7) Includes an aggregate of 705,745 shares of Class A Common Stock and 1,466,753 shares of Class B Common Stock issuable upon exercise of stock options which are exercisable presently or within 60 days of this Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1996, we began to seek regulatory approvals to make an initial public offering of shares of Herbalife of Japan in Japan. On December 30, 1996, in preparation for the possible offering, we sold shares of Herbalife of Japan to some of our directors and executive officers, as well as to resident managers of Herbalife of Japan, as an incentive for increased efforts to facilitate the operation of the Herbalife of Japan business and the success of the offering. The following table lists the purchasers of the shares, the percentage of Herbalife of Japan's outstanding shares represented thereby, and the purchase price paid to us by each individual as of the date of the sale:

                                                     PERCENTAGE OF
                                                    HERBALIFE JAPAN    AGGREGATE
                       NAME                             SHARES          PRICE(1)
                       ----                         ---------------    ----------
Mark Hughes.......................................       5.000%        $3,300,000
Christopher Pair..................................       0.575            379,500
Michael E. Rosen..................................       0.575            379,500
Timothy Gerrity...................................       0.575            379,500
Alan Liker........................................       0.200            132,000
Other.............................................       0.075             49,500
                                                         -----         ----------
          Total...................................       7.000%        $4,620,000
                                                         =====         ==========

---------------
(1) The purchase price for shares of Herbalife of Japan was denominated in Japanese yen. The dollar amounts reflect conversion at the yen-to-dollar exchange rate in effect on the date of purchase of the shares.

     The purchase price for the shares was determined, in part, based upon a formula prescribed by a Japanese regulatory authority responsible for some aspects of public offerings of securities in that country, as applied to Herbalife of Japan's 1995 results of operations. Our Board of Directors separately sought and obtained a valuation of the shares from an independent investment banking firm, Houlihan, Lokey, Howard & Zukin, Inc., which rendered an opinion to the effect that the fair market value of the capital stock of Herbalife of Japan was $66 million. This amount was in excess of the formula prescribed by the Japanese regulatory authority. Consequently, the purchase price per share was increased to the fair market value of the shares as indicated in the Houlihan, Lokey, Howard & Zukin opinion. Our Board of Directors, based in part on the Houlihan, Lokey, Howard & Zukin opinion and the determination of price derived under the formula (which is utilized generally in Japan in connection with public offerings) and taking into account the uncertainty of completion of the offering in Japan and other pertinent factors, has determined that the purchase price reflects the fair market value of the shares.

     For each of the foregoing individuals, the purchase price for the shares was paid to us approximately 30% in cash and approximately 70% in the form of a full recourse promissory note bearing interest at 6.31% per annum in the case of Mr. Hughes (loan denominated in U.S. dollars) and 2.125% per annum in the case of each individual other than Mr. Hughes (loans denominated in Japanese yen), with principal and accrued interest payments due over five years ending December 31, 2002. The aggregate amount outstanding under the promissory notes at December 31, 1999 was $1.8 million.

     In 1997, we engaged Mr. Liker to provide consulting services though 1999 in connection with the offering in Japan. Under the terms of the oral agreement with Mr. Liker, he received $80,000 in 1999 from us for his consulting services.

     We have no current intention to make an initial public offering of Herbalife of Japan shares, based on, among other things, economic and financial market conditions in Japan and the impact from the completion of the Tender Offer and the Merger and the third party financing incurred in connection with those transactions. Our settlement agreement with the representative plaintiffs' counsel to settle the Lawsuits provides that, if we were to complete an initial public offering of Herbalife of Japan within a specified period of time, then we would be required to pay the settlement class members an amount equal to the greater of $15 million and 20% of the net proceeds generated in the initial public offering. See "Legal Proceedings."

     In accordance with our 1994 Plan, we made advances of targeted performance bonus amounts during 1997 and 1998 to Mr. Hughes, during 1997, 1998 and 1999 to Mr. Pair, during 1998 to Mr. Rosen, and during 1997 and 1998 to each of Mr. Sandler and Mr. Gerrity. As of December 31, 1999, the remaining outstanding principal and accrued interest obligations for Mr. Pair and Mr. Sandler were $466,158 and $182,647, respectively. As of December 31, 1999, there were no remaining outstanding principal and accrued interest obligations in the case of Mr. Hughes, Mr. Rosen, and Mr. Gerrity. During 1999, the highest outstanding principal and accrued interest obligations were $1,965,499 in the case of Mr. Hughes, $466,158 in the case of Mr. Pair, $369,935 in the case of Mr. Rosen, $182,647 in the case of Mr. Sandler, and $552,947 in the case of Mr. Gerrity. Each advance is a full recourse obligation of the executive with a maturity date not exceeding two years following the date of the advance. In addition, the advances bear interest at the applicable federal rate (AFR) for two-year notes at the time of advances. The interest rates for any outstanding advances during 1999 ranged from 4.67% to 5.68%. As of February 29, 2000 all the advances were repaid, with the exception of one loan to Mr. Pair in the principal amount of $575,000.

     In addition, we made a loan of $1,964,000 to Mr. Hughes during 1999. Such loan is a demand obligation and bears interest at the rate of 4.62% per annum, the AFR for obligations of such maturity at the time of the loan. As of December 31, 1999, the entire amount of the loan, plus accrued interest of approximately $83,000, was outstanding.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

     1. FINANCIAL STATEMENTS

     The following financial statements of the Company are filed with this report and can be found on the pages indicated below:

                        DESCRIPTION                           PAGE NO.
                        -----------                           --------
Independent Auditors' Report................................     48
Consolidated Balance Sheets -- December 31, 1999 and 1998...     49
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................     50
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1999, 1998, and 1997.....     51
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998, and 1997.........................     52
Notes to Consolidated Financial Statements..................     53

     2. FINANCIAL STATEMENT SCHEDULES

     None

     3. EXHIBITS

    EXHIBIT                                                                    PAGE NO./
    NUMBER                             DESCRIPTION                             (FOOTNOTE)
    -------                            -----------                           --------------
     3.1       Amended and Restated Articles of Incorporation..............       (10)
     3.2       Amended and Restated Bylaws.................................       (2)
     4.1       Form of Class A Common Stock and Class B Common Stock
               Certificates................................................       (12)
    10.1       Final Judgment and Permanent Injunction, entered into on
               October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife
               International, Inc. et al., Case No. 92767 in the Superior
               Court of the State of California for the County of Santa
               Cruz........................................................       (1)
    10.2       The Company's 1991 Stock Option Plan, as amended............    (7), (14)
    10.3       The Company's 1992 Executive Incentive Compensation Plan, as
               amended.....................................................     (2), (7)
    10.4       Form of Individual Participation Agreement relating to the
               Company's Executive Compensation Plan.......................       (2)
    10.5       Form of Letter Agreement between the Compensation Committee
               of the Board of Directors of the Company and Mark Hughes....       (2)
    10.6       Form of Indemnity Agreement between the Company and certain
               officers and directors of the Company.......................       (2)
    10.7       Trust Agreement among the Company, Citicorp Trust, N.A. and
               certain officers and directors of the Company...............       (2)
    10.8       Form of Stock Appreciation Rights Agreement between the
               Company and certain directors of the Company................       (2)
    10.9       1994 Performance Based Annual Incentive Compensation Plan,
               as amended and restated in 1996.............................  (4), (7), (11)
    10.10      Form of Promissory Note for Advances under the Company's
               1994 Performance Based Annual Incentive Compensation Plan...       (5)

    EXHIBIT                                                                    PAGE NO./
    NUMBER                             DESCRIPTION                             (FOOTNOTE)
    -------                            -----------                           --------------
    10.11      Employment Agreement between the Company and Chris Pair
               dated April 3, 1994.........................................       (3)
    10.12      The Company's Executive Officer Deferred Compensation Plan,
               amending and relating the Deferred Compensation Agreement
               between the Company and Michael Rosen.......................       (5)
    10.13      Office lease agreement between the Company and State
               Teacher's Retirement System, dated July 20, 1995............       (6)
    10.14      Form of stock appreciation rights agreements between the
               Company and certain directors of the Company................       (6)
    10.15      The Company's Senior Executive Deferred Compensation Plan,
               effective January 1, 1996, as amended.......................       (6)
    10.16      The Company's Management Deferred Compensation Plan,
               effective January 1, 1996, as amended.......................       (6)
    10.17      Master Trust Agreement between the company and Imperial
               Trust Company, Inc., effective January 1, 1996..............       (6)
    10.18      The Company's 401K Plan, as amended.........................       (6)
    10.19      Agreement Concerning Share Allocation Plan for Specific
               Directors of Herbalife of Japan K.K. dated December 30,
               1996........................................................       (8)
    10.20      Consulting Agreement between David Addis and Herbalife of
               America, Inc. dated January 27, 1997........................       (8)
    10.21      Agreement between Herbalife International of America, Inc.
               and D&F Industries, Inc. dated September 2, 1997............       (9)
    10.22      Agreement between Herbalife International of America, Inc.
               and Dynamic Products, Inc. dated September 2, 1997..........       (9)
    10.23      Agreement between Herbalife International of America, Inc.
               and Raven Industries, Inc. d/b/a Omni-Pak Industries, dated
               September 2, 1997...........................................       (9)
    10.24      The Company's Supplemental Executive Retirement Plan........       (12)
    10.25      Credit Agreement between Herbalife International of America,
               Inc. and First National Bank of Chicago, dated December 14,
               1998........................................................       (13)
    10.26      Agreement and Plan of Merger, dated September 13, 1999,
               among MH Millennium Holding LLC, MH Millennium Acquisition
               Corp., Mark Hughes, the Mark Hughes Family Trust and
               Herbalife International, Inc................................       (15)
    21         List of subsidiaries of the Company.........................       (16)
    23.1       Independent Auditor's Consent...............................       (16)
    27         Financial Data Schedule.....................................       (16)

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

(11) Incorporated by reference to the Company's Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(14) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders.

(15) Incorporated by reference to Annex A of the Offer to Purchase dated September 17, 1999 contained in Schedule 14D-1 filed by MH Millennium Holdings LLC, MH Millennium Acquisition Corp., The Mark Hughes Family Trust and Mark Hughes on September 17, 1999.

(16) Filed herewith.

(b) REPORTS ON FORM 8-K:

     None.

(c) OTHER EXHIBITS:

     See "Item 14(a)3. Exhibits."

(d) OTHER FINANCIAL STATEMENT SCHEDULES:

     None.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Herbalife International, Inc.:

     We have audited the accompanying consolidated balance sheets of Herbalife International, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Herbalife International, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Los Angeles, California
February 22, 2000

                         HERBALIFE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                 NOTES           1999            1998
                                                              -----------    ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents...................................         2, 4    $138,280,000    $100,721,000
Marketable securities.......................................            2       1,163,000       5,186,000
Receivables, (net of allowance for doubtful accounts of
  $2,534,000 in 1999 and $1,316,000 in 1998, respectively)
  including related party receivables of $5,333,000 (1999)
  and $7,746,000 (1998).....................................      2, 6, 8      30,326,000      44,471,000
Inventories.................................................         2, 3     101,557,000      88,138,000
Prepaid expenses and other current assets...................                   12,396,000      17,665,000
Deferred income taxes.......................................        2, 13      20,368,000      21,870,000
                                                                             ------------    ------------
         Total current assets...............................                  304,090,000     278,051,000
                                                                             ------------    ------------
PROPERTY -- at cost:                                                 2, 5
Furniture and fixtures......................................                   17,252,000      16,090,000
Equipment...................................................                   66,500,000      44,789,000
Leasehold improvements and building.........................                   26,535,000      22,361,000
                                                                             ------------    ------------
                                                                              110,287,000      83,240,000
Less accumulated depreciation and amortization..............                  (54,614,000)    (45,792,000)
                                                                             ------------    ------------
                                                                               55,673,000      37,448,000
                                                                             ------------    ------------
DEFERRED COMPENSATION ASSETS................................         6, 7      27,929,000      18,059,000
OTHER ASSETS including related party receivables of $861,000
  (1999) and $1,794,000 (1998)..............................            8      12,734,000       4,642,000
DEFERRED INCOME TAXES.......................................        2, 13      12,279,000       6,696,000
GOODWILL, net of accumulated amortization of $1,773,000
  (1999) and $1,601,000 (1998)..............................            2       3,114,000       3,287,000
                                                                             ------------    ------------
         TOTAL..............................................                 $415,819,000    $348,183,000
                                                                             ============    ============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................            2    $ 22,009,000    $ 14,963,000
Royalty overrides...........................................            2      64,268,000      58,389,000
Accrued compensation........................................                   27,773,000      18,132,000
Accrued expenses............................................                   31,338,000      29,007,000
Dividends payable...........................................                    4,299,000       4,296,000
Current portion of contracts payable and bank loans.........         4, 5       6,151,000       2,639,000
Advance sales deposits......................................            2       8,753,000       7,919,000
Income taxes payable........................................    2, 10, 13       6,362,000      22,083,000
                                                                             ------------    ------------
         Total current liabilities..........................                  170,953,000     157,428,000
NON-CURRENT LIABILITIES:
Contracts payable, net of current portion...................         4, 5       2,229,000       2,357,000
Deferred compensation liability.............................         6, 7      27,194,000      17,244,000
Other non-current liabilities...............................                    5,223,000       4,748,000
                                                                             ------------    ------------
         Total liabilities..................................                  205,599,000     181,777,000
                                                                             ------------    ------------
MINORITY INTEREST...........................................         2, 8       3,618,000       2,595,000
                                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES...............................  5, 6, 7, 10
STOCKHOLDERS' EQUITY:                                                  11
Class A Common stock, $0.01 par value; 33,333,333 shares
  authorized, 10,002,568 (1999) and 9,980,753 (1998) shares
  issued and outstanding....................................                      100,000         100,000
Class B Common stock, $0.01 par value; 66,666,667 shares
  authorized, 18,650,198 (1999) and 18,603,561 (1998) shares
  issued and outstanding....................................                      187,000         186,000
Paid-in capital in excess of par value......................                   55,390,000      54,823,000
Retained earnings...........................................                  150,712,000     110,941,000
Accumulated other comprehensive income......................            2         213,000      (2,239,000)
                                                                             ------------    ------------
         Total stockholders' equity.........................                  206,602,000     163,811,000
                                                                             ------------    ------------
         TOTAL..............................................                 $415,819,000    $348,183,000
                                                                             ============    ============

        See the accompanying notes to consolidated financial statements.

                         HERBALIFE INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                           NOTES          1999             1998             1997
                                         ---------   --------------   --------------   --------------
Retail sales...........................          2   $1,793,508,000   $1,644,837,000   $1,490,693,000
Less -- distributor allowances on
  product purchases....................          2      837,283,000      778,195,000      708,241,000
                                                     --------------   --------------   --------------
Net sales..............................          2      956,225,000      866,642,000      782,452,000
Cost of sales, including purchases from
  related parties of $17,369,000
  (1998), and $66,771,000 (1997).......          8      246,642,000      230,818,000      205,070,000
Royalty overrides......................          2      277,363,000      250,905,000      233,883,000
Marketing, distribution and
  administrative expenses..............    5, 6, 8      339,647,000      306,589,000      257,514,000
Interest income -- net.................                   1,750,000        2,533,000        4,535,000
                                                     --------------   --------------   --------------
Income before income taxes and minority
  interest.............................                  94,323,000       80,863,000       90,520,000
Income taxes...........................  2, 10, 13       36,314,000       31,132,000       34,850,000
                                                     --------------   --------------   --------------
Income before minority interest........                  58,009,000       49,731,000       55,670,000
Minority interest......................       2, 8        1,086,000        1,233,000        1,003,000
                                                     --------------   --------------   --------------
NET INCOME.............................              $   56,923,000   $   48,498,000   $   54,667,000
                                                     ==============   ==============   ==============

EARNINGS PER SHARE.....................      2, 11
  Basic................................              $         1.99   $         1.68   $         1.81
  Diluted..............................              $         1.86   $         1.60   $         1.72

WEIGHTED AVERAGE SHARES
  OUTSTANDING
  Basic................................                  28,603,000       28,897,000       30,193,000
     Dilutive effect of stock
       options.........................                   1,976,000        1,445,000        1,610,000
                                                     --------------   --------------   --------------
  Diluted..............................                  30,579,000       30,342,000       31,803,000
                                                     ==============   ==============   ==============

        See the accompanying notes to consolidated financial statements.

                         HERBALIFE INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                   PAID IN                                    ACCUMULATED
                                                                 CAPITAL IN                                      OTHER
                                           COMMON      COMMON     EXCESS OF      RETAINED       UNEARNED     COMPREHENSIVE
                                           STOCK A    STOCK B     PAR VALUE      EARNINGS     COMPENSATION      INCOME
                                          ---------   --------   -----------   ------------   ------------   -------------
Balance at December 31, 1996............  $ 302,000              $43,258,000   $ 96,334,000    $(412,000)     $(1,014,000)
Issuance of 669,826 shares of Common
  Stock under the 1991 Stock Option
  Plan..................................      7,000                4,942,000
Issuance of Common Stock under 1994
  Incentive Compensation Plan...........                             865,000
Additional capital from tax benefit of
  1991 Stock Option Plan................                           3,448,000
One-for-three reverse Stock split.......   (206,000)                 206,000
Stock split effected in the form of a
  stock dividend........................               206,000      (206,000)
Repurchase of 503,000 shares of Common
  Stock A and 789,000 shares of Common
  Stock B...............................     (5,000)    (8,000)   (2,194,000)   (23,756,000)
Amortization of unearned compensation...                                                         260,000
Net income..............................                                         54,667,000
Translation adjustments.................                                                                       (3,877,000)
Unrealized gain on marketable
  securities............................                                                                           55,000
Total comprehensive income..............
Cash dividends declared.................                                        (18,139,000)
                                          ---------   --------   -----------   ------------    ---------      -----------
Balance at December 31, 1997............  $  98,000   $198,000   $50,319,000   $109,106,000    $(152,000)     $(4,836,000)
Issuance of 159,000 shares of Class A
  Common Stock and 346,000 Shares of
  Class B Common Stock under the 1991
  Stock Option Plan.....................      2,000      3,000     5,056,000
Issuance of Common Stock under 1994
  Incentive Compensation Plan...........                 1,000       873,000
Additional capital from tax benefit of
  1991 Stock Option Plan................                           2,092,000
Recapitalization costs..................                            (616,000)
Repurchase of 3,000 shares of Class A
  Common Stock and 1,585,000 shares of
  Class B Common Stock..................               (16,000)   (2,901,000)   (29,563,000)
Amortization of unearned compensation...                                                         152,000
Net income..............................                                         48,498,000
Translation adjustments.................                                                                        2,591,000
Unrealized gain on marketable
  securities............................                                                                            6,000
Total comprehensive income..............
Cash dividend declared..................                                        (17,100,000)
                                          ---------   --------   -----------   ------------    ---------      -----------
Balance at December 31, 1998............  $ 100,000   $186,000   $54,823,000   $110,941,000    $      --      $(2,239,000)
Issuance of 21,831 of Class A Common
  Stock and 46,663 Shares of Class B
  Common Stock under the 1991 Stock
  Option Plan...........................         --      1,000       469,000
Additional capital from tax benefit of
  1991 stock option plan................                              98,000
Cancellation of fractional Shares.......                                             (1,000)
Net income..............................                                         56,923,000
Translation adjustments.................                                                                        2,477,000
Unrealized loss on marketable
  securities............................                                                                          (25,000)
Total comprehensive income..............
Cash dividends declared.................                                        (17,151,000)
                                          ---------   --------   -----------   ------------    ---------      -----------
Balance at December 31, 1999............  $ 100,000   $187,000   $55,390,000   $150,712,000    $      --      $   213,000
                                          =========   ========   ===========   ============    =========      ===========


                                              TOTAL
                                          STOCKHOLDER'S   COMPREHENSIVE
                                             EQUITY          INCOME
                                          -------------   -------------
Balance at December 31, 1996............  $138,468,000
Issuance of 669,826 shares of Common
  Stock under the 1991 Stock Option
  Plan..................................     4,949,000
Issuance of Common Stock under 1994
  Incentive Compensation Plan...........       865,000
Additional capital from tax benefit of
  1991 Stock Option Plan................     3,448,000
One-for-three reverse Stock split.......
Stock split effected in the form of a
  stock dividend........................
Repurchase of 503,000 shares of Common
  Stock A and 789,000 shares of Common
  Stock B...............................   (25,963,000)
Amortization of unearned compensation...       260,000
Net income..............................    54,667,000     $54,667,000
Translation adjustments.................    (3,877,000)     (3,877,000)
Unrealized gain on marketable
  securities............................        55,000          55,000
                                                           -----------
Total comprehensive income..............                   $50,845,000
                                                           ===========
Cash dividends declared.................   (18,139,000)
                                          ------------
Balance at December 31, 1997............  $154,733,000
Issuance of 159,000 shares of Class A
  Common Stock and 346,000 Shares of
  Class B Common Stock under the 1991
  Stock Option Plan.....................     5,061,000
Issuance of Common Stock under 1994
  Incentive Compensation Plan...........       874,000
Additional capital from tax benefit of
  1991 Stock Option Plan................     2,092,000
Recapitalization costs..................      (616,000)
Repurchase of 3,000 shares of Class A
  Common Stock and 1,585,000 shares of
  Class B Common Stock..................   (32,480,000)
Amortization of unearned compensation...       152,000
Net income..............................    48,498,000     $48,498,000
Translation adjustments.................     2,591,000       2,591,000
Unrealized gain on marketable
  securities............................         6,000           6,000
                                                           -----------
Total comprehensive income..............                   $51,095,000
                                                           ===========
Cash dividend declared..................   (17,100,000)
                                          ------------
Balance at December 31, 1998............  $163,811,000
Issuance of 21,831 of Class A Common
  Stock and 46,663 Shares of Class B
  Common Stock under the 1991 Stock
  Option Plan...........................       470,000
Additional capital from tax benefit of
  1991 stock option plan................        98,000
Cancellation of fractional Shares.......        (1,000)
Net income..............................    56,923,000     $56,923,000
Translation adjustments.................     2,477,000       2,477,000
Unrealized loss on marketable
  securities............................       (25,000)        (25,000)
                                                           -----------
Total comprehensive income..............                   $59,375,000
                                                           ===========
Cash dividends declared.................   (17,151,000)
                                          ------------
Balance at December 31, 1999............  $206,602,000
                                          ============

        See the accompanying notes to consolidated financial statements.

                         HERBALIFE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999            1998            1997
                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................  $ 56,923,000    $ 48,498,000    $ 54,667,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................    14,091,000      15,801,000      10,966,000
  Deferred income taxes....................................    (4,081,000)    (10,803,000)     (2,984,000)
  Amortization of unearned compensation....................            --         152,000         260,000
  Stock grant..............................................            --          88,000         462,000
  Unrealized foreign exchange (gain) loss..................      (572,000)     (1,059,000)      1,735,000
  Minority interest in earnings............................     1,086,000       1,233,000       1,003,000
  Other....................................................            --         393,000         299,000
Changes in operating assets and liabilities:
  Receivables..............................................    13,155,000       4,621,000     (18,896,000)
  Inventories..............................................   (12,003,000)    (13,024,000)    (31,355,000)
  Prepaid expenses and other current assets................     6,635,000      (6,987,000)     (2,002,000)
  Other assets.............................................    (7,967,000)       (172,000)       (885,000)
  Accounts payable.........................................     7,401,000       1,601,000      (2,301,000)
  Royalty overrides........................................     5,832,000        (661,000)     16,885,000
  Accrued expenses and accrued compensation................    11,209,000       6,401,000       4,938,000
  Advance sales deposits...................................       948,000     (10,835,000)     10,869,000
  Income taxes payable.....................................   (15,160,000)     12,518,000       6,709,000
  Deferred compensation liability..........................     9,950,000       9,476,000       4,935,000
                                                             ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................    87,447,000      57,241,000      55,305,000
                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property....................................   (30,113,000)    (19,098,000)    (13,090,000)
  Proceeds from sale of property...........................        65,000         131,000         176,000
  Net changes in marketable securities.....................     3,998,000      38,613,000        (181,000)
  Deferred compensation plan...............................    (9,870,000)    (11,595,000)     (4,009,000)
                                                             ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES........   (35,920,000)      8,051,000     (17,104,000)
                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid...........................................   (17,148,000)    (17,530,000)    (18,150,000)
  Distribution to minority interest........................    (1,063,000)       (505,000)        (98,000)
  Additions to bank loans and contracts payable............     3,303,000       1,483,000         510,000
  Principal payments on bank loans and contracts payable...    (2,233,000)     (1,544,000)     (3,337,000)
  Exercise of stock options................................       470,000       5,061,000       4,949,000
  Stock repurchases........................................            --     (32,480,000)    (25,963,000)
  Recapitalization cost....................................            --        (616,000)             --
  Contribution from minority interest......................     1,000,000              --              --
                                                             ------------    ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES......................   (15,671,000)    (46,131,000)    (42,089,000)
                                                             ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS..............................................     1,703,000       2,647,000      (4,680,000)
                                                             ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......    37,559,000      21,808,000      (8,568,000)
CASH AND CASH EQUIVALENTS AT JANUARY 1.....................   100,721,000      78,913,000      87,481,000
                                                             ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31...................  $138,280,000    $100,721,000    $ 78,913,000
                                                             ============    ============    ============
CASH PAID DURING THE YEAR
  Interest Paid............................................  $  1,812,000    $  1,321,000    $    506,000
                                                             ============    ============    ============
  Income Taxes Paid........................................  $ 47,428,000    $ 27,012,000    $ 27,110,000
                                                             ============    ============    ============

        See the accompanying notes to consolidated financial statements.

                         HERBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. GENERAL

     Herbalife International, Inc. and its subsidiaries (the "Company") markets weight management products, dietary and nutritional supplements and personal care and cosmetic products worldwide. The Company's products are marketed through a network marketing system in which "distributors", who are generally independent contractors, purchase products for resale to retail consumers and other distributors. As of December 31, 1999, the Company conducted business in 46 countries. In the Company's foreign markets, distributors market the same, or essentially the same products, as those sold in the United States and in fundamentally the same manner.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation Policy

     The consolidated financial statements include the accounts of the Company and its subsidiaries; all significant intercompany transactions and accounts have been eliminated.

  Translation of Foreign Currencies

     Foreign subsidiaries' asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive income on the accompanying consolidated statements of changes in stockholders' equity. Transaction losses, which were $7,417,000, $771,000 and $1,564,000 in the years ended December 31, 1999, 1998 and 1997, respectively, are included in marketing, distribution and administrative expenses on the accompanying consolidated statements of income. The transaction losses for the year ended December 31, 1999 includes $5,800,000 of yen option premium expenses.

  Forward Exchange Contracts and Option Contracts

     The Company enters into forward exchange contracts and option contracts in managing its foreign exchange risk on intercompany transactions and bank loans and does not use the contracts for trading purposes.

     Gains, losses and premiums on option contracts related to qualifying hedges are deferred and recognized in operating income when the underlying hedged transaction occurs.

     Foreign currency forward exchange contracts are marked to market through operating income based upon changes in the spot rate from the date of contract inception through the balance sheet date. The discount or premium on such contracts is amortized to expense over the life of the contracts. Assets and liabilities underlying such contracts that are denominated in a currency other than the functional currency of the recording entity are remeasured at each balance sheet date, with the corresponding gain or loss included as a component of operating income.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of money market accounts and foreign and domestic bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company's cash and cash equivalents.

                         HERBALIFE INTERNATIONAL, INC.

  Marketable Securities

     The Company's marketable securities are classified as "available for sale". Fluctuations in fair value are included in accumulated other comprehensive income on the accompanying consolidated statements of changes in stockholders' equity. Marketable securities are comprised primarily of tax-exempt municipal bonds.

  Accounts Receivable

     Accounts receivable consist principally of receivables from credit card companies arising from the sale of product to the Company's distributors, and receivables from importers, who are utilized in a limited number of countries to sell product to distributors. Due to the geographic dispersion of its credit card receivables, the collection risk is not considered to be significant. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses.

  Fair Value of Financial Instruments

     The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

     The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short term maturity of these instruments. Marketable securities are based on the quoted market prices for these instruments. Foreign exchange contracts are based on exchange rates at year end. The fair value of option and forward contracts are based on dealer quotes. The book values of the Company's debt instruments are considered to approximate their fair values because the interest rates of these instruments are based on current rates offered to the Company.

  Inventories

     Inventories are stated at lower of cost (on the first-in, first-out basis) or market.

  Long-Lived Assets

     Depreciation of furniture, fixtures and equipment is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to six years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter.

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

                         HERBALIFE INTERNATIONAL, INC.

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

  Minority Interest

     On December 30, 1996, the Company sold shares of Herbalife Japan to certain Company Directors, Executive Officers and Resident Managers of Herbalife
Japan -- See Footnote 8 -- "Transactions with Related Parties". The minority stockholders' interest in the equity of Herbalife Japan is approximately 7%.

     In October 1999, the Company entered into a joint venture with an unrelated third-party to conduct business in the People's Republic of China. The minority investor's interest is approximately 40%.

  Revenue Recognition

     The Company records its retail sales based upon suggested retail prices as reflected on the Company's sales invoices to its distributors. The Company does not receive the amount reported as retail sales, but generally receives the net sales price in cash or through credit card payments upon receipt of orders from distributors. The net sales price is the suggested retail price less the distributor allowance. Sales, related royalty overrides, and allowances for product returns are recorded when the merchandise is shipped. Advance sales deposits represent prepaid orders for which the Company has not shipped the merchandise.

  Sources of Supply and Product Development

     All of the Company's products are manufactured by outside companies. Raven Industries ("Raven") currently manufactures most of the Company's powder products, and D&F Industries ("D&F") currently supplies most of the Company's tablet and capsule products. The Company purchases other dietary and nutritional products from Dynamic Products, Inc. ("Dynamic"). D&F, Raven and Dynamic are all subsidiaries of Global Health Sciences, Inc. The Company has agreements with Raven, D&F and Dynamic that provide, among other things, the ability for the Company to source and develop products with other third party manufacturers, subject to minimum percentage purchase and other requirements for nutritional supplements, and a small number of non-nutritional supplement products falling into specified product categories. Because the contracts confirm the Company's ownership of product formulations for substantially all of the Company's nutritional products, the Company has the capacity to "second source" particular nutritional supplement products with multiple manufacturers. In addition, a number of the Company's new dietary and nutritional products are being manufactured for the Company by other manufacturers. Increasingly, the Company's in-house staff has been conducting product research and development and product formulation. However, the Company has historically relied on Raven and D&F for these services. The Company's contracts with Raven, D&F and Dynamic expire in January 2001.

  Earnings Per Share

     Net income as presented on the accompanying statements of consolidated income is used as the numerator in the earnings per share calculation for both the basic and diluted computations.

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental shares issuable upon assumed exercise of stock options.

                         HERBALIFE INTERNATIONAL, INC.

  Reclassifications

     Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recently Issued Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, establishes requirements for the recording and reporting of derivative financial instruments, including hedging transactions. The company will adopt the statement on January 1, 2001 and is still in the process of evaluating the impact, if any, that will result from its implementation.

 3. INVENTORIES

     Inventories consist primarily of finished goods available for resale and can be categorized as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1999           1998
                                                           ------------    -----------
Product..................................................  $ 90,816,000    $75,182,000
Literature...............................................     6,054,000      7,009,000
Promotional items........................................     4,687,000      5,947,000
                                                           ------------    -----------
          Total..........................................  $101,557,000    $88,138,000
                                                           ============    ===========

 4. CONTRACTS PAYABLE AND BANK LOANS

     Contracts payable and bank loans consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Capitalized leases, due in monthly installments through 2003
  (Note 5)..................................................  $3,829,000    $3,748,000
Bank loans..................................................   4,551,000     1,248,000
                                                              ----------    ----------
          Total.............................................   8,380,000     4,996,000
Less current portion........................................   6,151,000     2,639,000
                                                              ----------    ----------
Long-term portion...........................................  $2,229,000    $2,357,000
                                                              ==========    ==========

     Annual scheduled payments of bank loans and contracts payable are:
$6,151,000 (2000), $1,523,000 (2001), $659,000 (2002), and $47,000 (2003).

     The Company has a credit agreement (the "Credit Agreement") with a bank expiring December 31, 2000, which provides for unsecured borrowings and letters of credit of up to $25,000,000. Amounts under the Credit Agreement bear interest at the Company's option at either the euro dollar rate plus 0.5% per annum or the alternative base rate consisting of the higher of (i) the corporate base rate of interest announced by the

                         HERBALIFE INTERNATIONAL, INC.

lender or (ii) the sum of the federal funds effective rate (as published by the Federal Reserve Bank of New York) plus one half percent. Borrowings under the Credit Agreement were $428,000 and zero at December 31, 1999 and December 31, 1998, respectively. Additionally, the Company used the Credit Agreement to secure letters of credit of $3,602,000 and $4,400,000 at December 31, 1999 and 1998, respectively. The Credit Agreement contains certain restrictive covenants that require the Company to maintain a minimum level of consolidated tangible net worth, as defined and a minimum current ratio, among other items.

     The Company has two lines of credit (the "Lines of Credit") for Turkey and India under separate agreements with two separate banks which provide for unsecured borrowings of up to $7,000,000 and bear interest at LIBOR plus 3.75% and LIBOR plus 6.52%, respectively. The Lines of Credit provide for borrowings at local interest rates, set when borrowings are made, and do not include stated expiration dates. Borrowings under the Lines of Credit were $4,123,000 and $1,248,000 at December 31, 1999 and 1998, respectively.

     At December 31, 1998 the Company pledged cash and cash equivalents to secure financing primarily for the benefit of its foreign subsidiaries, including letters of credit, leases and other obligations in the amount of $2,500,000. There were no amounts pledged at December 31, 1999.

 5. LEASE OBLIGATIONS

     The Company has warehouse and office facilities, furniture and fixtures and equipment under leases which expire at various dates through 2009. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs.

     Certain of the leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 1999 were as follows:

                                                              OPERATING      CAPITAL
                                                             -----------    ----------
2000.......................................................  $14,816,000    $1,968,000
2001.......................................................   11,892,000     1,497,000
2002.......................................................   10,453,000       685,000
2003.......................................................    9,073,000        48,000
2004.......................................................    7,622,000            --
Thereafter.................................................    9,810,000            --
                                                             -----------    ----------
          Total............................................  $63,666,000     4,198,000
                                                             ===========
Less: Amounts included above representing interest.........                    369,000
                                                                            ----------
Present value of net minimum lease payments................                 $3,829,000
                                                                            ==========

     Rental expense for the years ended December 31, 1999, 1998, and 1997 was $18,339,000, $18,336,000 and $14,299,000 respectively.

     Property under capital leases is included in property on the accompanying consolidated balance sheets as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999           1998
                                                             -----------    ----------
Equipment..................................................  $ 8,420,000    $6,935,000
Less: accumulated amortization.............................   (4,689,000)    3,487,000
                                                             -----------    ----------
          Total............................................  $ 3,731,000    $3,448,000
                                                             ===========    ==========

                         HERBALIFE INTERNATIONAL, INC.

 6. EMPLOYEE COMPENSATION PLANS

     In addition to the stock option plan discussed in Note 11, the Company has two incentive compensation plans: the 1992 Executive Incentive Compensation Plan (the "1992 Plan") and the 1994 Performance-Based Annual Incentive Compensation Plan (the "1994 Plan"). Under the 1992 Plan, a target percentage of earnings before bonuses and income taxes may be awarded to Officers, Directors and Key Employees, as determined by the Chief Executive Officer and Compensation Committee of the Board of Directors, based on the attainment of certain corporate and business objectives. No bonuses were awarded under this plan for 1999, 1998 or 1997.

     The 1994 Plan provides additional compensation as an incentive to key executives and consultants to attain certain specified performance objectives of the Company. The amount of the available awards to individual participants and the aggregate amount to all participants is determined based upon objective performance goals as determined by the Compensation Committee of the Board of Directors. The amounts awarded under the 1994 Plan for 1999, 1998 and 1997 were $16,165,000, $6,950,000 and $8,400,000, respectively.

     In accordance with the 1994 Plan, the Company made advances of targeted performance bonus amounts to the participants. As of December 31, 1999 and 1998, the remaining outstanding principal and accrued interest was $649,000 and $5,912,000, respectively and is included in receivables on the accompanying consolidated balance sheets. Each advance is a full recourse obligation of the executive with a maturity date of two years following the date of the advance. In addition, the advances bear interest at the applicable federal rate (AFR) for two-year notes at the time of the advances. The rates for outstanding advances at December 31, 1999 and 1998 range from 5.32% to 5.57% and 4.33% to 5.58%, respectively.

     The Company also maintains a profit sharing plan pursuant to Sections 401
(a) and (k) of the Internal Revenue Code. The plan is available to substantially all employees who meet length of service requirements. Employees may elect to contribute 2% to 17% of their compensation, and the Company will match 3% of the earnings of each employee who elects to defer 2% or more of his or her earnings. Participants are partially vested in the Company contributions after three years and fully vested after seven years. The Company contributed $974,000, $675,000 and $470,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     In 1996, the Company implemented two non-qualified, deferred compensation plans for select groups of management: the "Management Plan" and the "Senior Executive Plan". The Deferred Compensation Plans allow eligible employees to elect annually to defer up to 50% of their base annual salary and up to 100% of their annual bonus for each calendar year (the "Annual Deferral Amount"). The Company makes matching contributions on behalf of each participant in the Senior Executive Plan of 100% of the amount deferred by each participant up to (1) 15% of the participant's annual base salary in the case of a participant who is an Executive Vice President, (2) 12.5% of the participant's annual base salary in the case of a participant who is a Senior Vice President, and (3) 10% (or such greater percentage, not to exceed 15%, that the Deferred Compensation Committee may determine in the case of any particular participant) of the participant's annual base salary in the case of any other participant. Furthermore, the Compensation Committee of the Board of Directors may designate any participant to receive a matching contribution of 20% of the annual base salary if the Annual Deferral Amount of such designated participant equals or exceeds 10% of such designated participant's annual base salary.

     Each participant in either of the deferred compensation plans has at all times a fully vested and non-forfeitable interest in each year's contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant's election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest. Such amount is payable in two or more years from the first day of the year in which the Annual

                         HERBALIFE INTERNATIONAL, INC.

Deferral Amount is actually deferred. The gross deferred compensation expense was $7,747,000, $7,485,000 and $4,683,000 for 1999, 1998 and 1997, respectively.
The deferred compensation expense net of participant contributions was $2,488,000, $2,371,000, and $1,078,000 for 1999, 1998 and 1997, respectively.
The long term deferred compensation liability under the deferred compensation plans was $21,395,000 and $12,899,000 at December 31, 1999 and 1998,
respectively.

     Effective as of August 9, 1994, the Company entered into a Deferred Compensation Agreement (the "Agreement") with a Senior Executive. The gross deferred compensation expense under the Agreement was $400,000, $600,000 and $600,000 in 1999, 1998 and 1997, respectively. The Company amended and restated the Agreement in its entirety as the Herbalife International of America, Inc. Executive Officer Deferred Compensation Plan, (the "Executive Officer Plan") effective as of January 1, 1998. Under the Executive Officer Plan, deferred amounts bear interest on January of each year. The executive may elect to receive payments in the form of installments payable over five years or ten years, but may receive 90% of the unpaid balance at any time, provided that the payment would be deductible to the Company and provided that the remaining 10% of the unpaid balance be forfeited. The long term deferred compensation liability under the Executive Officer Plan was $1,348,000 and $2,025,000 at December 31, 1999 and 1998, respectively.

     The three deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed $19,693,000 and $13,670,000 as of December 31, 1999 and 1998,
respectively to a "rabbi trust" whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company's creditors if the Company becomes insolvent.

 7. RETIREMENT PLAN

     In September 1997, the Company implemented a nonqualified, non-contributory Supplemental Executive Retirement Plan ("SERP") providing retirement benefits for a select group of management and highly compensated employees. The SERP is unfunded and its benefits are paid from the general assets of the Company, except that the Company has contributed $8,236,000 and $4,389,000 as of December 31, 1999 and 1998, respectively, to a "rabbi trust" whose assets will be used to pay benefits if the Company remains solvent, but can be reached by the Company's creditors if the Company becomes insolvent. The normal retirement benefit under the SERP is 60 quarterly installment payments commencing at age 65, each of which equals one-quarter of 1.75% of "compensation" times the number of years of participation up to 20 years. A participant becomes fully vested in his or her interest in the SERP on his or her normal or early retirement date, death, or disability, or on a change in control of the Company. If a participant's employment is terminated for cause, the Company has the discretion to reduce his or her vested benefit to zero. In all other cases, a participant's vested interest is zero until he or she has completed five years of participation, and gradually increases to 100% when he or she has completed nine years of participation. The Plan Administrator has the discretion to credit a participant with additional years of participation as of his or her date of hire or

                         HERBALIFE INTERNATIONAL, INC.

commencement of participation in the SERP. The following table shows the net periodic pension cost and other data about the SERP:

                                                                 1999          1998
                                                              -----------   -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year/inception...........  $ 9,029,000   $ 5,965,000
Service cost................................................    1,214,000       989,000
Interest cost...............................................      546,000       432,000
Actuarial (gain) loss.......................................   (2,346,000)    1,643,000
Benefits paid...............................................      (31,000)           --
                                                              -----------   -----------
Benefit obligation at end of year...........................  $ 8,412,000   $ 9,029,000
                                                              ===========   ===========
Funded status...............................................  $(8,412,000)  $(9,029,000)
Unrecognized actuarial (gain) loss..........................     (735,000)    1,643,000
Unrecognized prior service cost.............................    4,696,000     5,066,000
                                                              -----------   -----------
Net amount recognized.......................................  $(4,451,000)  $(2,320,000)
                                                              ===========   ===========
Amounts recognized in the consolidated balance sheets
  Consist of:
  Accrued benefit liability.................................  $(5,021,000)  $(6,246,000)
  Intangible asset..........................................      570,000     3,926,000
                                                              -----------   -----------
Net amount recognized.......................................  $(4,451,000)  $(2,320,000)
                                                              ===========   ===========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate...............................................          7.5%          6.5%
Rate of compensation increase...............................            4%            4%
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................  $ 1,214,000   $   989,000
Interest cost...............................................      546,000       432,000
Amortization of prior service cost..........................      371,000       371,000
Amortization of actuarial loss..............................       31,000            --
                                                              -----------   -----------
Net periodic pension cost...................................  $ 2,162,000   $ 1,792,000
                                                              ===========   ===========

 8. TRANSACTIONS WITH RELATED PARTIES

     On April 23, 1998, Raven and D&F, two of the significant suppliers of the Company's products, and Dynamic, another supplier to the Company, concluded a bond offering. Part of the proceeds from the offering was used to repurchase certain ownership interests in such entities, including the entire ownership interest of Mr. Hughes, CEO and President of the Company in Raven and Dynamic (representing 1/3 and 1/5 of the formerly outstanding ownership, respectively), as well as the entire ownership interest of a former employee of the Company in Dynamic (representing 5% of the formerly outstanding ownership). Total purchases from Raven were $16,379,000 and $63,424,000 for the period January 1, 1998 through April 23, 1998 and for the year ended December 31, 1997. Total purchases from Dynamic were $990,000 and $3,347,000 for the period January 1, 1998 through April 23, 1998 and for the year ended December 31, 1997.

     In addition to advances described in Note 6, the Company has made additional advances to certain officers and a Director. The aggregate outstanding principal and accrued interest was $3,717,000 and $963,000 at December 31, 1999 and 1998, respectively (included in receivables on the accompanying consolidated balance sheets). Each outstanding advance is a full recourse obligation of the officer. The rates for outstanding advances at December 31, 1999 and 1998 range from 4.67% to 5.68% and from 5.06% to 5.68%, respectively.

                         HERBALIFE INTERNATIONAL, INC.

     In December 1996, the Company sold an approximate 7% interest in its Japanese subsidiary to certain Company directors, executive officers and resident managers of Herbalife Japan K.K. The aggregate sales price was $4,620,000: $1,386,000 in cash and $3,234,000 in full recourse interest bearing notes. The notes are payable in 16 equal quarterly principal and interest installments, beginning in March 1998, as amended. The outstanding note receivable balance was $1,828,000 and $2,665,000 at December 31, 1999 and 1998, respectively and is included in receivables and other assets on the accompanying consolidated balance sheet. The sales price of the shares was determined based upon a valuation performed by an independent investment banking firm. The profit recognized from the sale has been deferred until the interest ultimately is sold to a third party.

 9. AGREEMENT AND PLAN OF MERGER

     On September 13, 1999, the Company publicly announced a proposed purchase of the outstanding common shares by entities controlled by Mark Hughes, the Company's Chairman, President and CEO/ Principal Shareholder. The proposed transaction would be accomplished in a merger of Millennium Acquisition Corp. (the "Purchaser") into the Company. As contemplated by the merger agreement, on September 17, 1999 the Purchaser commenced a tender offer to purchase all of the Company's outstanding shares at a price of $17.00 per share in cash. In addition, in connection with the settlement of certain litigation against the transactions, a supplemental payment of $.81 per share would be paid to the public stockholders. Following the successful completion of the offer, the Purchaser would be merged into the Company. The offer is conditioned upon, among other things, the Purchaser obtaining financing for the offer, the merger and related transactions (the "Transaction").

     The expiration date of the tender offer has been extended on a number of occasions, most recently to March 31, 2000. On March 9, 2000, Mr. Hughes issued a press release indicating that he and his advisors are continuing to address the financing for the transaction. He indicated that difficult conditions in the credit markets, in particular the high yield financing market, have delayed, and may require a restructuring of, the planned financing. He indicated that there can be no assurance that appropriate financing for the transaction will be obtained.

     Under the terms of the agreement governing the tender offer and the merger, Mr. Hughes is entitled to further extend the tender offer. However, the Company's Board of Directors may elect to terminate the agreement in the event that both the tender offer and the merger have not been completed by March 31, 2000. Consequently, Mr. Hughes has requested that the Special Committee of the Board of Directors agree to an amendment to the merger agreement to extend the March 31, 2000 date. There can be no assurance that the Special Committee will grant Mr. Hughes' request.

10. CONTINGENCIES

     The Company is from time to time engaged in routine litigation. The Company regularly review all pending litigation matters in which it is involved and establish reserves deemed appropriate by management for these litigation matters.

     On December 16, 1998, Moshe and Dorit Miron, two of the Company's Israeli distributors, filed a lawsuit in the United States District Court for the Northern District of California, in which the Company was the named defendant (the "Miron Suit"). The case appeared to be primarily a claim for breach of contract. In addition, the plaintiffs in the Miron Suit initially appeared to attempt to challenge the legality of the Company's marketing system. Subsequently, the court dismissed this purported challenge. Further, in November 1999, the court dismissed the case in its entirety without leave to amend. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Ninth Circuit. The Company believes that it has meritorious defenses to the allegations that appear to be asserted against the Company.

                         HERBALIFE INTERNATIONAL, INC.

     Some of the Company's subsidiaries have been subject to tax audits by governmental authorities in their respective countries, some of which governmental authorities are proposing that additional income taxes, value added taxes, withholding taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges. However, these matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution.

     On September 14, 1999, three putative class action lawsuits were filed in the Superior Court of the State of California, County of Los Angeles. Five similar lawsuits subsequently were filed in the same court. In addition, four similar lawsuits were filed in the District Court, Clark County, Nevada. These lawsuits are referred to collectively as the "Lawsuits."

     The Lawsuits challenge the fairness to the public stockholders of the pending tender offer and merger transactions proposed by Mark Hughes, the Company's Chairman, President and CEO/Principal Stockholder. The Lawsuits contain allegations that, among other things, (1) the price to be paid in the tender offer and the merger does not reflect the value of our assets, and (2) the tender offer and the merger are unfair because they would deprive the public stockholders of the ability to share proportionately in the Company's future growth in profits and earnings. The Lawsuits also contain allegations that the Special Committee formed to evaluate the Transactions was not independent, and that the directors breached their fiduciary duties to our public stockholders in approving the Transactions. The plaintiffs have requested (1) an injunction prohibiting the defendants from proceeding with the Transactions, (2) unspecified damages, (3) costs and attorneys' fees, and (4) other relief.

     In January, 2000, the defendants in the Lawsuits reached an agreement with the representative plaintiffs' counsel to settle the Lawsuits. Under the terms of the settlement agreement, among other things, a payment (the "Supplemental Payment") will be required to be made to the settlement class members (which include, generally, the public stockholders and the holders of the DECS securities issued by DECS Trust III) in an amount equal to $0.81 per share or DECS security. The individual defendants will not be entitled to the Supplemental Payment, and the Company employees who hold stock options will not be entitled to the Supplemental Payment solely with respect to those options. In addition, the settlement agreement requires the Company to make certain changes in the public disclosures relating to the Tender Offer and the Merger; to seek a "bring-down" fairness opinion from the financial adviser to the Special Committee of the Board of Directors; to re-open dissenters' rights for an additional period of time and increase the percentage of stockholders (from 3% to 5%) seeking dissenters' rights that would permit Mr. Hughes to elect not to close the Tender Offer; and to pay plaintiffs' legal fees. All but the last of the foregoing requirements have been fulfilled. In addition, the settlement agreement provides that if the Company was to complete an initial public offering of our Japanese subsidiary, Herbalife of Japan, within a specified period of time, then the Company would be required to pay to the settlement class members an amount equal to the greater of $15 million and 20% of the net proceeds generated in the initial public offering. The Company and its representative plaintiffs' counsel obtained final court approval of the settlement agreement on February 9, 2000. The terms of the settlement, including the making of the Supplemental Payment, remain subject to certain conditions. There can be no assurance that these conditions will be satisfied.

11. STOCKHOLDERS' EQUITY

     At a Special Meeting of the Company's shareholders held on December 11, 1997, the Company's shareholders approved a recapitalization plan (the "Recapitalization"), pursuant to which the Company's Articles of Incorporation were amended and restated to: (i) effect a one-for-three reverse split (the "Reverse Split") of the Old Common Stock, (ii) reclassify each resulting whole share of Old Common Stock as a share of Class A Stock, (iii) create a new class of non-voting common stock, designated Class B Stock, and (iv) fix the relative rights, powers and limitations of the Class A Stock and the Class B Stock. The Recapitalization

                         HERBALIFE INTERNATIONAL, INC.

did not change the aggregate number of shares of the Company's authorized and outstanding capital stock. On December 12, 1997, the Recapitalization became effective and the Company's Board of Directors declared a dividend of two shares of Class B Stock on each whole share of Class A Stock resulting from the Reverse Split. On December 15, 1997, trading of both the Class A Stock and the Class B Stock commenced on the NASDAQ National Market system. Common stock options and SARs were retroactively adjusted to reflect the Recapitalization.

     The Company's 1994 Plan allows for the granting of stock based performance awards authorized by the Compensation Committee of the Board of Directors. Compensation costs for these awards are recorded based on the quoted market price of the Company's common stock at the end of the period in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The employees are entitled to receive dividends, but assumption of full beneficial ownership vests ratably over five years and is contingent upon remaining in continuous employment for the vesting period. Paid-in Capital in Excess of Par Value and Unearned Compensation were recorded for the market value of the shares issued. Unearned Compensation was amortized to compensation expense over the vesting period and is shown as a reduction of stockholders' equity. Stock based compensation costs included in the determination of net income were $240,000 and $1,332,000 for the years ended 1998 and 1997, respectively. There was no stock based compensation costs in 1999.

     The Company's 1991 Stock Option Plan ("1991 Plan"), as amended, permits the granting of non-qualified stock options to key employees and consultants to purchase 7,900,000 shares of the Company's Class A Stock and/or Class B Stock (less shares previously exercised) at prices not less than 85% of the fair market value of such shares on the date the option is granted. All options outstanding at December 31, 1999 were granted at the fair market value of such shares on the grant date. The contractual life of the options are generally 10 years and vest ratably over a maximum of 5 years in minimum annual installments of 20%.

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

                                                 1999           1998           1997
                                              -----------    -----------    -----------
Net Income -- as reported...................  $56,923,000    $48,498,000    $54,667,000
Net Income -- pro forma.....................   47,944,000     33,190,000     46,881,000
Basic EPS -- as reported....................         1.99           1.68           1.81
Basic EPS -- pro forma......................         1.68           1.15           1.55
Diluted EPS -- as reported..................         1.86           1.60           1.72
Diluted EPS -- pro forma....................         1.59           1.14           1.49

     The pro forma effect on net income for the years presented is not necessarily representative of the pro forma effect on net income for future years since the pro forma compensation costs relate only to stock options granted or repriced since January 1, 1995.

                         HERBALIFE INTERNATIONAL, INC.

     The fair value of the stock options granted during the years presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

                                             1999                    1998                    1997
                                     ---------------------   ---------------------   ---------------------
                                      CLASS A     CLASS B     CLASS A     CLASS B     CLASS A     CLASS B
                                     ---------   ---------   ---------   ---------   ---------   ---------
Risk free interest rate............      4.72%       5.21%       4.44%       4.51%       6.49%       6.49%
Expected option life...............  4.9 years   3.7 years   3.7 years   3.7 years   4.9 years   4.9 years
Volatility.........................     60.65%      59.78%      61.09%      59.54%      75.18%      75.18%
Dividend yield.....................      4.70%       5.50%       3.00%       3.50%       3.50%       3.50%

     Option groups outstanding at December 31, 1999, 1998 and 1997 and related option information follows:

                                                CLASS A STOCK                           CLASS B STOCK
                                     ------------------------------------   -------------------------------------
                                                       WEIGHTED                               WEIGHTED
                                         OPTIONS       AVERAGE     SARS         OPTIONS       AVERAGE      SARS
                                     ---------------   --------   -------   ---------------   --------   --------
1999
Outstanding at January 1...........        2,240,000    $ 7.85                    5,107,000    $ 6.58
Granted............................            1,000     14.38                      198,000      8.69
Exercised..........................          (22,000)     7.39                      (46,000)     6.63
Canceled...........................           (1,000)     8.00                      (23,000)     6.63
                                     ---------------    ------              ---------------    ------
Outstanding at December 31.........        2,218,000    $ 7.86                    5,236,000    $ 6.66
                                                        ======                                 ======
Available for grant at December
  31...............................            1,000                                337,000
                                     ---------------                        ---------------
         Total reserved shares.....        2,219,000                              5,573,000
                                     ===============                        ===============
Exercisable at December 31.........        1,217,000    $ 7.75                    2,553,000    $ 6.54
                                     ===============    ======              ===============    ======
Option prices per share
  Granted..........................           $14.38                        $ 8.63 - $11.63
  Exercised........................  $ 7.38 - $ 8.00                                 $ 6.63
Weighted average fair value of
  options Granted during the
  year.............................           $ 5.57                                 $ 3.02
1998
Outstanding at January 1...........        2,041,000    $14.27                    4,156,000    $14.40
Granted............................          374,000     22.12                    1,334,000     19.89
Repriced...........................        1,907,000      8.00                    5,075,000      6.63
Exercised..........................         (159,000)     9.86                     (346,000)     9.57
Surrendered for repricing..........       (1,907,000)    17.53                   (5,075,000)    16.30
Canceled...........................          (16,000)    10.65                      (37,000)    10.61
                                     ---------------    ------              ---------------    ------
Outstanding at December 31.........        2,240,000    $ 7.85                    5,107,000    $ 6.58
                                                        ======                                 ======
Available for grant at December
  31...............................           15,000                                 45,000
                                     ---------------                        ---------------
         Total reserved shares.....        2,255,000                              5,152,000
                                     ===============                        ===============
Exercisable at December 31.........          736,000    $ 7.60                    1,462,000    $ 6.48
                                     ===============    ======              ===============    ======
Option prices per share
  Granted..........................  $ 8.00 - $22.13                        $ 6.63 - $26.00
  Exercised........................  $ 7.38 - $19.88                        $ 6.68 - $19.88
Weighted average fair value of
  options Granted during the
  year.............................           $ 4.22                                 $ 3.67

                         HERBALIFE INTERNATIONAL, INC.

                                                CLASS A STOCK                           CLASS B STOCK
                                     ------------------------------------   -------------------------------------
                                                       WEIGHTED                               WEIGHTED
                                         OPTIONS       AVERAGE     SARS         OPTIONS       AVERAGE      SARS
                                     ---------------   --------   -------   ---------------   --------   --------
1997
Outstanding at January 1...........        1,312,000    $10.92     62,000         2,627,000    $10.92     124,000
  Granted..........................          933,000     17.29         --         1,940,000     17.45          --
  Exercised........................         (222,000)     7.39    (10,000)         (448,000)     7.39     (20,000)
  SAR's converted to options.......           52,000     15.55    (52,000)          104,000     15.55    (104,000)
  Canceled.........................          (34,000)    15.56         --           (67,000)    15.56          --
                                     ---------------    ------    -------   ---------------    ------    --------
Outstanding at December 31.........        2,041,000    $14.27         --         4,156,000    $14.40          --
                                                        ======    =======                      ======    ========
Available for grant at December
  31...............................          226,000                                377,000
                                     ---------------                        ---------------
         Total reserved shares.....        2,267,000                              4,533,000
                                     ===============                        ===============
Exercisable at December 31.........          389,000    $ 9.39                      778,000    $ 9.39
                                     ===============    ======              ===============    ======
Option prices per share
  Granted..........................  $15.69 - $25.13                        $15.69 - $25.13
  Exercised........................  $ 0.88 - $13.00                        $ 0.88 - $13.00
Weighted average fair value of
  Options granted during the
  year.............................           $ 9.46                                 $ 9.56

     The following table summarizes information regarding option groups outstanding at December 31, 1999:

                                                         WTD AVG        WTD                        WTD
                                                        REMAINING       AVG                        AVG
                                          OPTIONS      CONTRACTUAL    EXERCISE      OPTIONS      EXERCISE
                                        OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
                                        -----------    -----------    --------    -----------    --------
Range of Exercise Prices:
Class A
  $ 0.88..............................      19,000      2 Years        $ 0.88         19,000      $0.88
  $ 7.38..............................     273,000      5 Years        $ 7.38        259,000      $7.38
  $ 7.50..............................      25,000      6 Years        $ 7.50         25,000      $7.50
  $ 8.00..............................   1,900,000      7 Years        $ 8.00        914,000      $8.00
  $14.38..............................       1,000      9 Years        $14.38             --      $  --
Class B
  $ 0.88..............................      38,000      2 Years        $ 0.88         38,000      $0.88
  $ 6.63..............................   5,000,000      7 Years        $ 6.63      2,515,000      $6.63
  $ 8.63..............................     159,000      9 Years        $ 8.63             --      $  --
  $ 8.88..............................      38,000      9 Years        $ 8.88             --      $  --
  $11.63..............................       1,000      9 Years        $11.63             --      $  --

12. SEGMENT INFORMATION

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

                         HERBALIFE INTERNATIONAL, INC.

     The Company has operations throughout the world (46 countries as of December 31, 1999) and is organized and managed by geographic area. Transactions between geographic segments generally represent export sales from the United States to foreign operations. Information reviewed by the Company's chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

                                                         1999        1998        1997
                                                       --------    --------    --------
                                                            (DOLLARS IN MILLIONS)
TOTAL RETAIL SALES:
  United States......................................  $  835.5    $  824.9    $  745.7
  Japan..............................................     518.4       547.7       525.7
  South Korea........................................     129.3        30.9        14.6
  Russia.............................................      30.9        96.7       157.8
  All others.........................................     703.7       611.1       497.4
  Elimination of intersegment sales(1)...............    (424.3)     (466.5)     (450.5)
                                                       --------    --------    --------
          Total retail sales.........................   1,793.5     1,644.8     1,490.7
                                                       --------    --------    --------
DISTRIBUTOR ALLOWANCES:
  United States......................................     325.1       335.3       294.3
  Japan..............................................     251.8       265.4       253.7
  South Korea........................................      51.6        12.3         5.8
  Russia.............................................      14.4        42.9        73.4
  All others.........................................     325.4       284.3       233.2
  Elimination of intersegment allowance(2)...........    (131.0)     (162.0)     (152.2)
                                                       --------    --------    --------
          Total distributor allowances...............     837.3       778.2       708.2
                                                       --------    --------    --------
Net sales............................................  $  956.2    $  866.6    $  782.5
                                                       ========    ========    ========
OPERATING INCOME(3):
  United States......................................  $  224.5    $  210.2    $  206.2
  Japan..............................................      60.4        62.9        61.2
  South Korea........................................      26.4         5.8         1.1
  Russia.............................................     (14.2)        5.0        26.4
  All others.........................................      24.3        28.5        12.4
  Corporate expenses.................................     (44.1)      (35.7)      (30.3)
  Net interest income................................       1.7         2.5         4.5
  Elimination of intersegment gross profit...........    (184.7)     (198.3)     (191.0)
                                                       --------    --------    --------
          Total operating income.....................      94.3        80.9        90.5
                                                       --------    --------    --------
  Income taxes.......................................     (36.3)      (31.2)      (34.8)
  Minority interest..................................      (1.1)       (1.2)       (1.0)
                                                       --------    --------    --------
Net Income...........................................  $   56.9    $   48.5    $   54.7
                                                       ========    ========    ========
TOTAL ASSETS:
  United States......................................  $  154.8    $  116.2    $  138.5
  Japan..............................................      65.8        69.4        57.9
  South Korea........................................      41.6        10.9         2.1
  Russia.............................................      11.4        11.0        16.2
  All others.........................................     111.0       112.1        81.5
  Corporate(4).......................................      35.8        31.9        23.0
  Elimination........................................      (4.6)       (3.3)       (4.6)
                                                       --------    --------    --------
          Total assets...............................  $  415.8    $  348.2    $  314.6
                                                       ========    ========    ========

                         HERBALIFE INTERNATIONAL, INC.

                                                         1999        1998        1997
                                                       --------    --------    --------
                                                            (DOLLARS IN MILLIONS)
CAPITAL EXPENDITURES:
  United States......................................  $   21.7    $   14.5    $   10.5
  Japan..............................................       1.1         1.9         2.4
  South Korea........................................       1.1         0.5          --
  Russia.............................................       0.3         0.5          --
  All others.........................................       5.9         1.7         0.2
                                                       --------    --------    --------
          Total capital expenditures.................  $   30.1    $   19.1    $   13.1
                                                       ========    ========    ========
Notes:
(1) Includes intersegment sales of:
       United States.................................  $  419.4    $  460.4    $  447.0
       All others....................................       4.9         6.1         3.5
                                                       --------    --------    --------
          Total......................................  $  424.3    $  466.5    $  450.5
                                                       ========    ========    ========
(2) Includes distributor allowance reclass of:
       United States.................................     131.0       162.0       152.2
       Elimination...................................    (131.0)     (162.0)     (152.2)
                                                       --------    --------    --------
          Total......................................        --          --          --
                                                       ========    ========    ========
(3) Includes depreciation and amortization of:
       United States.................................  $    9.1    $   11.5    $    6.9
       Japan.........................................       1.2         1.2         0.8
       South Korea...................................       0.3         0.1         0.1
       Russia........................................       0.2          --          --
       All Others....................................       3.3         3.0         3.1
                                                       --------    --------    --------
          Total......................................  $   14.1    $   15.8    $   10.9
                                                       ========    ========    ========
(4) Corporate assets includes:
       Goodwill......................................  $    3.1    $    3.3    $    3.5
       ST deferred taxes.............................      20.4        21.9        16.8
       LT deferred taxes.............................      12.3         6.7         2.7
                                                       --------    --------    --------
          Total......................................  $   35.8    $   31.9    $   23.0
                                                       ========    ========    ========

                                                         1999        1998        1997
                                                       --------    --------    --------
REVENUE BY PRODUCT LINE IS AS FOLLOWS:
Weight management....................................  $  741.0    $  648.4    $  575.8
Dietary and nutritional supplements..................     807.8       729.6       678.9
Personal care products...............................     198.1       199.0       166.6
Literature, promotional and other....................      46.6        67.8        69.4
                                                       --------    --------    --------
          Total retail sales.........................  $1,793.5    $1,644.8    $1,490.7
                                                       ========    ========    ========

     For the period ended December 31, 1999, South Korea has been identified as a reportable segment. Segment data for prior periods has been presented for comparative purposes.

                         HERBALIFE INTERNATIONAL, INC.

13. INCOME TAXES

     The components of income before income taxes were:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
Domestic....................................  $23,432,000    $28,082,000    $44,769,000
Foreign.....................................   70,891,000     52,781,000     45,751,000
                                              -----------    -----------    -----------
                                              $94,323,000    $80,863,000    $90,520,000
                                              ===========    ===========    ===========

     Income taxes are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
CURRENT:
Foreign.....................................  $33,999,000    $33,048,000    $25,397,000
Federal.....................................    3,910,000      6,133,000      9,858,000
State.......................................    2,486,000      2,754,000      2,579,000
DEFERRED:
Foreign.....................................    1,652,000       (395,000)     1,156,000
Federal.....................................   (5,204,000)    (9,814,000)    (3,749,000)
State.......................................     (529,000)      (594,000)      (391,000)
                                              -----------    -----------    -----------
                                              $36,314,000    $31,132,000    $34,850,000
                                              ===========    ===========    ===========

     The tax effects of temporary differences which gave rise to deferred income tax assets and liabilities are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
DEFERRED INCOME TAX ASSETS:
Intercompany profit in inventory..........................  $ 1,760,000    $ 1,131,000
Accruals not currently deductible.........................   16,098,000     15,479,000
Foreign tax credits and tax loss carryforwards of certain
  foreign subsidiaries....................................   11,791,000      5,539,000
Less valuation allowance..................................   (9,124,000)    (3,458,000)
Depreciation/amortization.................................      837,000        201,000
Deferred compensation plan................................   10,630,000      6,786,000
Accrued state income taxes................................      691,000        630,000
Accrued vacation..........................................    2,132,000      1,670,000
Unrealized foreign exchange...............................    1,367,000             --
Other.....................................................           --      2,670,000
                                                            -----------    -----------
                                                             36,182,000     30,648,000
                                                            -----------    -----------
DEFERRED INCOME TAX LIABILITIES:
Payments to former partners...............................      863,000        896,000
Inventory deductibles.....................................      186,000        136,000
Unrealized foreign exchange...............................           --      1,050,000
Other.....................................................    2,486,000             --
                                                            -----------    -----------
                                                              3,535,000      2,082,000
                                                            -----------    -----------
Net.......................................................  $32,647,000    $28,566,000
                                                            ===========    ===========

                         HERBALIFE INTERNATIONAL, INC.

     At December 31, 1999, the Company's deferred income tax asset for U.S. foreign tax credits of $6,299,000 and net operating loss carryforwards of certain foreign subsidiaries of $5,492,000 was reduced by a valuation allowance of $9,124,000. The net operating loss carryforwards expire in varying amounts between 2000 and 2007. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The tax expense differs from the "expected" income tax expense by applying the United States statutory rate of 35% as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1999          1998          1997
                                                  -----------   -----------   -----------
Tax expense at United States statutory rate.....  $33,013,000   $28,302,000   $31,682,000
Increase (decrease) in tax resulting from:
  Foreign sales corporation.....................     (193,000)     (194,000)   (1,846,000)
  U.S. foreign tax credits......................   (5,289,000)   (6,671,000)   (7,926,000)
  Increase (decrease) in valuation allowances...    5,667,000     1,857,000       156,000
  Differences between U.S. and foreign tax rates
     on foreign income..........................    2,695,000     8,380,000    10,541,000
  State taxes, net of federal benefit...........    1,616,000     1,297,000     1,428,000
  Other.........................................   (1,195,000)   (1,839,000)      815,000
                                                  -----------   -----------   -----------
          Total.................................  $36,314,000   $31,132,000   $34,850,000
                                                  ===========   ===========   ===========

     Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $20,700,000 at December 31, 1999. Deferred income taxes on these earnings have not been provided as these amounts have been reinvested in the foreign subsidiaries.

14. FINANCIAL INSTRUMENTS

     The Company enters into foreign exchange derivatives contracts in the ordinary course of business primarily to reduce its exposure to currency fluctuations attributable to inter-company transactions and translation of its local currency revenue. Most of these foreign exchange contracts are designated for forecasted transactions. The use of these derivative instruments allows the Company to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities, and forecasted transactions being hedged.

     Foreign exchange option contracts are used primarily to hedge anticipated Japanese Yen denominated intercompany sales made by Herbalife International of America, Inc. to the Company's Japanese subsidiary. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. The Company has guidelines which establish a $5 million limit on the amount of outstanding option premiums.

     The following table provides information about the details of the Company's option contracts:

                                                U.S. DOLLAR   AVERAGE
                                                EQUIVALENT    STRIKE       FAIR         MATURITY
               FOREIGN CURRENCY                  COVERAGE      PRICE      VALUE           DATE
               ----------------                 -----------   -------   ----------   --------------
At December 31, 1999
Japanese Yen..................................  $ 9,000,000     118             --   Jan - Mar 2000

At December 31, 1998
Japanese Yen..................................  $90,000,000     120     $1,781,000   Jan - Dec 1999

                         HERBALIFE INTERNATIONAL, INC.

     Foreign exchange forward contracts are occasionally used to hedge non-functional currency advances between subsidiaries and bank loans. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary's operating results.

     The table below describes the forward contracts that were outstanding:

                                       CONTRACT    FORWARD POSITION    MATURITY    CONTRACT      FAIR
          FOREIGN CURRENCY               DATE       IN US DOLLARS        DATE        RATE       VALUE
          ----------------            ----------   ----------------   ----------   --------   ----------
At December 31, 1999
Buy British Pound/Sell Norwegian
  Kroner............................  04/19/1999      $  802,000      04/14/2000   12.4833    $  829,000
Buy British Pound/Sell Finnish
  Marka.............................  04/19/1999         813,000      04/14/2000    8.7451       879,000
Buy British Pound/Sell Swedish
  Krona.............................  06/25/1999         739,000      04/14/2000   13.1085       766,000
Buy British Pound/Sell Norwegian
  Kroner............................  06/25/1999         492,000      04/14/2000   12.4730       509,000
Buy British Pound/Sell Danish
  Kroner............................  06/25/1999         436,000      04/14/2000   11.1090       463,000
Buy USD/Sell Turkish Lire...........  09/14/1999         147,000      03/13/2000   613,050       139,000
Buy USD/Sell Turkish Lire...........  09/14/1999       3,000,000      09/14/2000   824,000     2,209,000

At December 31, 1998
Buy German Mark/Sell Pound
  Sterling..........................  12/14/1998       1,807,000      03/31/1999     2.759     1,805,000
Buy Pound Sterling/Sell Dutch
  Guilders..........................  08/12/1998       1,243,000      02/26/1999     3.202     1,210,000
Buy Norwegian Kroner/Sell French
  Franc.............................  08/28/1998         912,000      06/30/1999     1.316       905,000
Buy Swedish Krona/Sell French
  Franc.............................  08/28/1998         345,000      06/30/1999     1.367       317,000

     The Company periodically utilizes bank debt at certain foreign subsidiaries to reduce the impact of foreign currency movements on the subsidiary's operating results. At December 31, 1999 the Company's foreign subsidiaries had $4,551,000 of outstanding bank debt.

     All foreign subsidiaries excluding those operating in hyper-inflationary environments designate their local currencies as their functional currency. In anticipation of future intercompany or dividend payments, the Company has instructed various subsidiaries to maintain most of their surplus cash in U.S. dollars. At year end the total amount of foreign subsidiary cash held primarily in Japan and Korea was $99.5 million of which $31.8 million was maintained or invested in U.S. dollars.

                         HERBALIFE INTERNATIONAL, INC.

14. QUARTERLY INFORMATION (UNAUDITED)

                                                              1999            1998
                                                          ------------    ------------
FIRST QUARTER ENDED MARCH 31
Retail sales............................................  $428,799,000    $398,447,000
Net sales...............................................   226,439,000     209,776,000
Operating margin........................................   101,178,000      92,674,000
Net income..............................................    11,712,000      14,788,000
Net income per common share:
Basic...................................................  $       0.41    $       0.51
Diluted.................................................  $       0.38    $       0.48
Dividends per share paid................................  $       0.15    $       0.15
SECOND QUARTER ENDED JUNE 30
Retail sales............................................  $425,765,000    $398,142,000
Net sales...............................................   226,350,000     209,944,000
Operating margin........................................   100,556,000      96,223,000
Net income..............................................    12,192,000      15,328,000
Net income per common share:
Basic...................................................  $       0.43    $       0.53
Diluted.................................................  $       0.40    $       0.50
Dividends per share paid................................  $       0.15    $       0.15
THIRD QUARTER ENDED SEPTEMBER 30
Retail sales............................................  $446,041,000    $402,704,000
Net sales...............................................   238,893,000     213,032,000
Operating margin........................................   108,677,000      94,041,000
Net income..............................................    15,545,000       7,052,000
Net income per common share:
Basic...................................................  $       0.54    $       0.25
Diluted.................................................  $       0.51    $       0.24
Dividends per share paid................................  $       0.15    $       0.15
FOURTH QUARTER ENDED DECEMBER 31
Retail sales............................................  $492,903,000    $445,544,000
Net sales...............................................   264,543,000     233,890,000
Operating margin........................................   121,809,000     101,981,000
Net income..............................................    17,474,000      11,330,000
Net income per common share:
Basic...................................................  $       0.61    $       0.40
Diluted.................................................  $       0.57    $       0.38
Dividends per share paid................................  $       0.15    $       0.15

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 30, 2000
                                          HERBALIFE INTERNATIONAL, INC.

                                          By:        /s/ TIM GERRITY
                                            ------------------------------------
                                                        Tim Gerrity
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

                /s/ MARK HUGHES                   Chairman of the Board and President,  March 30, 2000
------------------------------------------------   Chief Executive Officer (Principal
                  Mark Hughes                              Executive Officer)

              /s/ CHRISTOPHER PAIR                    Director and Executive Vice       March 30, 2000
------------------------------------------------               President,
                Christopher Pair                        Chief Operating Officer

              /s/ MICHAEL E. ROSEN                    Director and Executive Vice       March 30, 2000
------------------------------------------------               President,
                Michael E. Rosen                      Chief Executive of Corporate
                                                         Development/Marketing

                /s/ EDWARD HALL                                 Director                March 30, 2000
------------------------------------------------
                  Edward Hall

                 /s/ ALAN LIKER                                 Director                March 30, 2000
------------------------------------------------
                   Alan Liker

            /s/ CHRISTOPHER M. MINER                            Director                March 30, 2000
------------------------------------------------
              Christopher M. Miner

                         HERBALIFE INTERNATIONAL, INC.

                                 EXHIBIT INDEX

    EXHIBIT                                                                    PAGE NO./
    NUMBER                             DESCRIPTION                             (FOOTNOTE)
    -------                            -----------                           --------------
     3.1       Amended and Restated Articles of Incorporation..............       (10)
     3.2       Amended and Restated Bylaws.................................       (2)
     4.1       Form of Class A Common Stock and Class B Common Stock
               Certificates................................................       (12)
    10.1       Final Judgment and Permanent Injunction, entered into on
               October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife
               International, Inc. et al., Case No. 92767 in the Superior
               Court of the State of California for the County of Santa
               Cruz........................................................       (1)
    10.2       The Company's 1991 Stock Option Plan, as amended............    (7), (14)
    10.3       The Company's 1992 Executive Incentive Compensation Plan, as
               amended.....................................................     (2), (7)
    10.4       Form of Individual Participation Agreement relating to the
               Company's Executive Compensation Plan.......................       (2)
    10.5       Form of Letter Agreement between the Compensation Committee
               of the Board of Directors of the Company and Mark Hughes....       (2)
    10.6       Form of Indemnity Agreement between the Company and certain
               officers and directors of the Company.......................       (2)
    10.7       Trust Agreement among the Company, Citicorp Trust, N.A. and
               certain officers and directors of the Company...............       (2)
    10.8       Form of Stock Appreciation Rights Agreement between the
               Company and certain directors of the Company................       (2)
    10.9       1994 Performance Based Annual Incentive Compensation Plan,
               as amended and restated in 1996.............................  (4), (7), (11)
    10.10      Form of Promissory Note for Advances under the Company's
               1994 Performance Based Annual Incentive Compensation Plan...       (5)
    10.11      Employment Agreement between the Company and Chris Pair
               dated April 3, 1994.........................................       (3)
    10.12      The Company's Executive Officer Deferred Compensation Plan,
               amending and relating the Deferred Compensation Agreement
               between the Company and Michael Rosen.......................       (5)
    10.13      Office lease agreement between the Company and State
               Teacher's Retirement System, dated July 20, 1995............       (6)
    10.14      Form of stock appreciation rights agreements between the
               Company and certain directors of the Company................       (6)
    10.15      The Company's Senior Executive Deferred Compensation Plan,
               effective January 1, 1996, as amended.......................       (6)
    10.16      The Company's Management Deferred Compensation Plan,
               effective January 1, 1996, as amended.......................       (6)
    10.17      Master Trust Agreement between the company and Imperial
               Trust Company, Inc., effective January 1, 1996..............       (6)
    10.18      The Company's 401K Plan, as amended.........................       (6)
    10.19      Agreement Concerning Share Allocation Plan for Specific
               Directors of Herbalife of Japan K.K. dated December 30,
               1996........................................................       (8)

    EXHIBIT                                                                    PAGE NO./
    NUMBER                             DESCRIPTION                             (FOOTNOTE)
    -------                            -----------                           --------------
    10.20      Consulting Agreement between David Addis and Herbalife of
               America, Inc. dated January 27, 1997........................       (8)
    10.21      Agreement between Herbalife International of America, Inc.
               and D&F Industries, Inc. dated September 2, 1997............       (9)
    10.22      Agreement between Herbalife International of America, Inc.
               and Dynamic Products, Inc. dated September 2, 1997..........       (9)
    10.23      Agreement between Herbalife International of America, Inc.
               and Raven Industries, Inc. d/b/a Omni-Pak Industries, dated
               September 2, 1997...........................................       (9)
    10.24      The Company's Supplemental Executive Retirement Plan........       (12)
    10.25      Credit Agreement between Herbalife International of America,
               Inc. and First National Bank of Chicago, dated December 14,
               1998........................................................       (13)
    10.26      Agreement and Plan of Merger, dated September 13, 1999,
               among MH Millennium Holding LLC, MH Millennium Acquisition
               Corp., Mark Hughes, the Mark Hughes Family Trust and
               Herbalife International, Inc................................       (15)
    21         List of subsidiaries of the Company.........................       (16)
    23.1       Independent Auditor's Consent...............................       (16)
    27         Financial Data Schedule.....................................       (16)

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

(11) Incorporated by reference to the Company's Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(14) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders.

(15) Incorporated by reference to Annex A of the Offer to Purchase dated September 17, 1999 contained in Schedule 14D-1 filed by MH Millennium Holdings LLC, MH Millennium Acquisition Corp., The Mark Hughes Family Trust and Mark Hughes on September 17, 1999.

(16) Filed herewith.