Form 10-K405/A
period 1999-12-31
HERBALIFE INTERNATIONAL INC
filed 2000-04-04
CIK 791449

===============================================================================

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

                    10,002,549 Shares of Class A Common Stock
                    18,650,014 Shares of Class B Common Stock

                       DOCUMENTS INCORPORATED BY REFERENCE


===============================================================================

Explanatory Note: This Form 10-K/A of Herbalife International, Inc. amends the Annual Report on Form 10-K of the registrant for the registrant's fiscal year ended December 31, 1999. Specifically, this Form 10-K/A amends and restates Item 13, "Certain Relationships and Related Transactions," and Item 14, Notes to Consolidated Financial Statements, "6. Employee Compensation Plans" and "8. Transactions with Related Parties."


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


                                                 PERCENTAGE OF
                                                HERBALIFE JAPAN   AGGREGATE
  NAME                                              SHARES         PRICE(1)
  ----                                         ---------------   ----------
  Mark Hughes................................       5.000%       $3,300,000
  Christopher Pair...........................       0.575           379,500
  Michael E. Rosen...........................       0.575           379,500
  Timothy Gerrity............................       0.575           379,500
  Alan Liker.................................       0.200           132,000
  Other......................................       0.075            49,500
                                                    -----        ----------
            Total............................       7.000%       $4,620,000
                                                    =====        ==========

----------

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

    In accordance with our 1994 Plan, we made advances of targeted performance bonus amounts during 1997 and 1998 to Mr. Hughes, during 1997, 1998 and 1999 to Mr. Pair, during 1998 to Mr. Rosen, and during 1997 and 1998 to each of Mr. Sandler and Mr. Gerrity. As of December 31, 1999, the remaining outstanding principal and accrued interest obligations for Mr. Pair and Mr. Sandler were $1,060,507 and $182,647, respectively. As of December 31, 1999, there were no remaining outstanding principal and accrued interest obligations in the case of Mr. Hughes, Mr. Rosen, and Mr. Gerrity. During 1999, the highest outstanding principal and accrued interest obligations were $1,965,499 in the case of Mr. Hughes, $1,060,507 in the case of Mr. Pair, $369,935 in the case of Mr. Rosen, $182,647 in the case of Mr. Sandler, and $552,947 in the case of Mr. Gerrity. Each advance is a full recourse obligation of the executive with a maturity date not exceeding two years following the date of the advance. In addition, the advances bear interest at the applicable federal rate (AFR) for two-year notes at the time of advances. The interest rates for any outstanding advances during 1999 ranged from 4.67% to 5.75%. As of February 29, 2000 all the advances were repaid, with the exception of one loan to Mr. Pair in the principal amount of $575,000.

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

     1.  FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    In accordance with the 1994 Plan, the Company made advances of targeted performance bonus amounts to the participants. As of December 31, 1999 and 1998, the remaining outstanding principal and accrued interest was $1,243,000 and $6,000,000, respectively and is included in receivables on the accompanying consolidated balance sheets. Each advance is a full recourse obligation of the executive with a maturity date of two years following the date of the advance. In addition, the advances bear interest at the applicable federal rate (AFR) for two-year notes at the time of the advances. The rates for outstanding advances at December 31, 1999 and 1998 range from 4.67% to 5.57% and 4.33% to 5.64%, respectively.

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

    In addition to advances described in Note 6, the Company has made additional advances to certain officers and a Director. The aggregate outstanding principal and accrued interest was $3,123,000 and $877,000 at December 31, 1999 and 1998, respectively (included in receivables on the accompanying consolidated balance sheets). Each outstanding advance is a full recourse obligation of the officer. The rates for outstanding advances at December 31, 1999 and 1998 range from 4.98% to 5.68% and from 5.06% to 5.75%, respectively.

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



Date:  April 4, 2000


                          HERBALIFE INTERNATIONAL, INC.
                                  (Registrant)


                             By: /s/TIMOTHY GERRITY
                                 ------------------

                                 Timothy Gerrity
                          Executive Vice President and
                             Chief Financial Officer