Form 10-Q
period 2000-03-31
HERBALIFE INTERNATIONAL INC
filed 2000-05-10
CIK 791449

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

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


      ---------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of each of the registrant's classes of Common Stock, as of May 2, 2000 was:

                                       Shares of Class A Common Stock 10,002,943

                                       Shares of Class B Common Stock 18,650,801


================================================================================

                          HERBALIFE INTERNATIONAL, INC.

                   Index to Financial Statements and Exhibits

           Filed with the Quarterly Report of the Company on Form 10-Q

                    For the Three Months Ended March 31, 2000

                                                                            Page No.
                                                                            --------
                          PART I. FINANCIAL INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                     ASSETS


                                                                   March 31,       December 31,
                                                                     2000              1999
                                                                 ------------      ------------
CURRENT ASSETS:

     Cash and cash equivalents                                   $ 98,298,000      $138,280,000

     Marketable securities                                          1,110,000         1,163,000

     Receivables, including related party receivables of
       $4,521,000 (2000) and $4,637,000 (1999)                     32,011,000        30,326,000

     Inventories                                                  119,692,000       101,557,000

     Prepaid expenses and other current assets                     24,126,000        12,396,000

     Deferred income taxes                                         10,203,000        20,368,000
                                                                 ------------      ------------

Total current assets                                              285,440,000       304,090,000


Property, at cost, net of accumulated depreciation and
  amortization of $57,601,000 (2000) and $54,614,000 (1999)        57,800,000        55,673,000

Deferred compensation plan assets                                  30,507,000        27,929,000

Other assets                                                        6,918,000        12,734,000

Deferred income taxes                                              12,145,000        12,279,000

Goodwill, net of accumulated amortization of
     $1,816,000 (2000) and $1,773,000 (1999)                        3,071,000         3,114,000
                                                                 ------------      ------------

TOTAL                                                            $395,881,000      $415,819,000
                                                                 ============      ============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      March 31,         December 31,
                                                                        2000                1999
                                                                    -------------       -------------
CURRENT LIABILITIES:

  Accounts payable                                                  $  13,847,000       $  22,009,000

  Royalty overrides                                                    60,136,000          64,268,000

  Accrued compensation                                                 17,768,000          27,773,000

  Accrued expenses                                                     32,622,000          31,338,000

  Dividends payable                                                     4,298,000           4,299,000

  Current portion of contracts payable and bank loans                   4,912,000           6,151,000

  Advance sales deposits                                               14,347,000           8,753,000

  Income taxes payable                                                          -           6,362,000
                                                                    -------------       -------------

Total current liabilities                                             147,930,000         170,953,000

NON-CURRENT LIABILITIES:

  Contracts payable, net of current portion                             1,832,000           2,229,000

  Deferred compensation liability                                      29,515,000          27,194,000

  Other non-current liabilities                                         5,299,000           5,223,000
                                                                    -------------       -------------

Total liabilities                                                     184,576,000         205,599,000
                                                                    -------------       -------------

MINORITY INTEREST                                                       3,839,000           3,618,000
                                                                    -------------       -------------

STOCKHOLDERS' EQUITY:

  Common stock A, $0.01 par value; 33,333,333 shares
    authorized, 10,002,731 (2000) and 10,002,568 (1999) shares
    issued and outstanding                                                100,000             100,000

  Common stock B, $0.01 par value; 66,666,667 shares
    authorized, 18,650,524 (2000) and 18,650,198 (1999) shares
    issued and outstanding                                                187,000             187,000

  Paid-in-capital in excess of par value                               55,394,000          55,390,000

  Retained earnings                                                   152,343,000         150,712,000

  Accumulated other comprehensive income                                 (558,000)            213,000
                                                                    -------------       -------------

Total stockholders' equity                                            207,466,000         206,602,000
                                                                    -------------       -------------

TOTAL                                                               $ 395,881,000       $ 415,819,000
                                                                    =============       =============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                   THREE MONTHS ENDED
                                                            ------------------------------
                                                              March 31,         March 31,
                                                                2000              1999
                                                            ------------      ------------
Retail sales                                                $458,423,000      $428,799,000

     Less: Distributor allowances on product purchases       214,467,000       202,360,000
                                                            ------------      ------------

Net sales                                                    243,956,000       226,439,000

     Cost of sales                                            62,896,000        58,491,000

     Royalty overrides                                        69,722,000        66,770,000

     Marketing, distribution & administrative expenses        92,254,000        82,133,000

     Buy-out transaction expenses                              9,498,000                --

     Interest income - net                                       663,000           404,000
                                                            ------------      ------------

Income before income taxes  and minority interest             10,249,000        19,449,000

     Income taxes                                              4,099,000         7,488,000
                                                            ------------      ------------

Income before minority interest                                6,150,000        11,961,000

     Minority interest                                           221,000           249,000
                                                            ------------      ------------

NET INCOME                                                  $  5,929,000      $ 11,712,000
                                                            ============      ============

EARNINGS PER SHARE:
  Basic                                                     $       0.21      $       0.41
  Diluted                                                   $       0.19      $       0.38


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                       28,653,000        28,585,000
  Dilutive effect of stock options                             2,588,000         2,000,000
                                                            ------------      ------------
  Diluted                                                     31,241,000        30,585,000
                                                            ============      ============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                 -----------------------------------
                                                                 March 31, 2000       March 31, 1999
                                                                 --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $   5,929,000       $  11,712,000
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                     3,754,000           4,065,000
    Deferred income taxes                                            10,299,000           1,834,000
    Unrealized foreign exchange loss                                    493,000             487,000
    Minority interest in earnings                                       221,000             249,000
    Other                                                                88,000             (24,000)
    Changes in operating assets and liabilities:
       Receivables                                                   (2,073,000)         12,147,000
       Inventories                                                  (18,528,000)          5,515,000
       Prepaid expenses and other current assets                    (12,696,000)            545,000
       Other assets                                                   5,759,000             283,000
       Accounts payable                                              (7,904,000)           (223,000)
       Royalty overrides                                             (3,255,000)          5,940,000
       Accrued expenses and accrued compensation                     (7,353,000)          2,688,000
       Advance sales deposits                                         5,722,000           4,252,000
       Income taxes payable                                          (6,511,000)        (15,048,000)
       Deferred compensation liability                                2,321,000           1,816,000
                                                                  -------------       -------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                 (23,734,000)         36,238,000
                                                                  -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property                                           (6,057,000)         (4,676,000)
     Proceeds from sale of property                                       5,000              35,000
     Changes in marketable securities                                    74,000          (2,285,000)
     Deferred compensation plan                                      (2,578,000)         (4,415,000)
                                                                  -------------       -------------
NET CASH USED IN INVESTING ACTIVITIES                                (8,556,000)        (11,341,000)
                                                                  -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                  (4,298,000)         (4,296,000)
     Additions to bank loans                                            560,000             484,000
     Principal payments on bank loans  and contract payables         (2,176,000)           (369,000)
     Exercise of stock options                                            4,000              32,000
                                                                  -------------       -------------
NET CASH USED IN FINANCING ACTIVITIES                                (5,910,000)         (4,149,000)
                                                                  -------------       -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (1,782,000)         (3,944,000)
                                                                  -------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (39,982,000)         16,804,000

CASH AND CASH EQUIVALENTS AT JANUARY 1                              138,280,000         100,721,000
                                                                  -------------       -------------

CASH AND CASH EQUIVALENTS AT MARCH 31                             $  98,298,000       $ 117,525,000
                                                                  =============       =============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. and subsidiaries (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement as amended, establishes requirements for the recording and reporting of derivative financial instruments, including hedging transactions. The Company will adopt the statement on January 1, 2001 and is still in the process of evaluating the impact, if any, that will result from its implementation.

RECLASSIFICATIONS

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

3. AGREEMENT AND PLAN OF MERGER

On September 13, 1999, the Company publicly announced a proposed purchase of the outstanding common shares by entities controlled by Mark Hughes, the Company's Chairman, President and CEO/Principal Shareholder. On September 17, 1999, an entity controlled by Mr. Hughes commenced a tender offer for those shares. On April 10, 2000, the Company announced that Mr. Hughes had determined to terminate the tender offer. Shortly thereafter, the Board of Directors of the Company formally terminated the agreement and plan of merger governing the proposed transaction. These transactions are referred to collectively as the "Transactions." Mr. Hughes reported that, after discussions with his advisors, he had concluded that difficult conditions in the credit markets, in particular the high yield financing market, had made it impracticable to obtain financing for the proposed Transactions on reasonably acceptable terms. Costs of $11,498,000 were incurred in connection with the proposed Transactions of which Mr. Hughes is obligated for $2.0 million. The remaining amount of $9,498,000 was expensed during the period ended March 31, 2000.

4. CONTINGENCIES

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establish reserves deemed appropriate by management for these litigation matters.

On December 16, 1998, Moshe and Dirot Miron, two of the Company's Israeli distributors, filed a lawsuit in the United States District Court for the Northern District of California, in which the Company was named defendant (the "Miron Suit"). The case appeared to be primarily a claim for breach of contract. In addition, the plaintiffs in the Miron Suit initially appeared to attempt to challenge the legality of the Company's marketing system. Subsequently, the court dismissed this purported challenge. Further, in November 1999, the court dismissed the case in its entirety without leave to amend. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Ninth Circuit. The Company believes that it has meritorious defenses to the allegations that appear to be asserted against the Company.

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

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On September 14, 1999, three putative class action lawsuits were filed in the Superior Court of the State of California, County of Los Angeles. Five similar lawsuits subsequently were filed in the same court. In addition, four similar lawsuits were filed in the District Court, Clark County, Nevada. These lawsuits are referred to collectively as the "Lawsuits."

The Lawsuits challenged the fairness to the public stockholders of the Transactions proposed by Mark Hughes, the Company's Chairman, President and CEO/Principal Stockholder. The Lawsuits contained allegations that, among other things, (1) the price to be paid in the tender offer and the merger did not reflect the value of the Company's assets, and (2) the tender offer and the merger were unfair because they would deprive the public stockholders of the ability to share proportionately in the Company's future growth in profits and earnings. The Lawsuits also contained allegations that the Special Committee of the Board of Directors formed to evaluate the Transactions was not independent, and that the directors breached their fiduciary duties to the Company's public stockholders in approving the Transactions. The plaintiffs requested (1) an injunction prohibiting the defendants from proceeding with the Transactions, (2) unspecified damages, (3) costs and attorneys' fees, and (4) other relief.

In January 2000, the defendants in the Lawsuits reached an agreement with the representative plaintiffs' counsel to settle the Lawsuits. Under the terms of the settlement agreement, among other things, (1) a payment (the "Supplemental Payment") was required to be made to the settlement class members (which included, generally, the public stockholders and the holders of the DECS securities issued by DECS Trust III) in an amount equal to $0.81 per share or DECS security, and (2) the Company was required to pay the plaintiffs' legal fees. The Company and the representative plaintiffs' counsel obtained final court approval of the settlement agreement on February 9, 2000, and the judgment dismissing the Lawsuits subsequently became final. However, because the Transactions challenged in the Lawsuits were not completed (meaning, among other things, that the Supplemental Payment to class members and the payment of the plaintiffs' legal fees were not made), the release of claims in favor of the defendants did not become effective. Consequently, it is possible that the plaintiffs in the original Lawsuits, or new plaintiffs, could file new lawsuits relating to the proposed Transactions.


5. COMPREHENSIVE INCOME

    Comprehensive income is summarized as follows:


                                                          Three Months Ended
                                                               March 31,
                                                     -------------------------------
                                                         2000               1999
                                                     ------------       ------------
Net Income                                           $  5,929,000       $ 11,712,000
Foreign currency translation adjustment                  (792,000)        (3,617,000)
Unrealized gain/(loss) on marketable securities            21,000             (1,000)
                                                     ------------       ------------
Comprehensive income                                 $  5,158,000       $  8,094,000
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

The Company has operations throughout the world (46 countries as of March 31, 2000) and is organized and managed by geographic areas. Transactions between geographic segments generally represent export sales from the United States to foreign operations. Information reviewed by the Company's chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT


                                                                  Three months ended
                                                                       March 31,
                                                             -------------------------------
                                                                 2000               1999
                                                             ------------       ------------
                                                                  (DOLLARS IN MILLIONS)
TOTAL RETAIL SALES:
  United States .......................................      $      194.2       $      194.6
  Japan ...............................................             108.3              145.1
  South Korea .........................................              31.0               19.2
  Russia ..............................................               8.0               11.2
  All other ...........................................             188.9              159.4
  Elimination of intersegment sales(1) ................             (72.0)            (100.7)
                                                             ------------       ------------
     TOTAL RETAIL SALES ...............................             458.4              428.8
                                                             ------------       ------------
DISTRIBUTOR ALLOWANCES:
  United States .......................................              72.1               73.9
  Japan ...............................................              52.3               70.8
  South Korea .........................................              12.4                7.8
  Russia ..............................................               3.7                5.2
  All others ..........................................              88.6               74.4
  Elimination of intersegment allowance (U.S.) ........             (14.6)             (29.7)
                                                             ------------       ------------
     TOTAL DISTRIBUTOR ALLOWANCES .....................             214.5              202.4
                                                             ------------       ------------
NET SALES .............................................      $      243.9       $      226.4
                                                             ============       ============
OPERATING INCOME:
  United States .......................................      $       42.6       $       53.6
  Japan ...............................................              14.5               21.8
  South Korea .........................................               7.3                3.9
  Russia ..............................................              (2.0)              (3.8)
  All others ..........................................               5.5                9.5
  Corporate expenses ..................................             (26.7)             (20.2)
  Net interest income .................................               0.7                0.4
  Elimination of intersegment gross profit ............             (31.7)             (45.8)
                                                             ------------       ------------
     TOTAL ............................................              10.2               19.4
                                                             ------------       ------------
  Income taxes ........................................              (4.1)              (7.5)
  Minority interest ...................................              (0.2)              (0.2)
                                                             ------------       ------------
NET INCOME ............................................      $        5.9       $       11.7
                                                             ============       ============
NOTES:
(1) Includes intersegment sales of:
         United States ................................      $       71.4       $       99.7
         All others ...................................               0.6                1.0
                                                             ------------       ------------
     Total ............................................              72.0              100.7
                                                             ============       ============


SALES BY PRODUCT LINE

         Food & Dietary Supplements ...................      $      207.9       $      197.2
         Weight Management ............................             190.1              168.8
         Personal Care Products .......................              49.0               51.8
         Literature, promotional and other ............              11.4               11.0
                                                             ------------       ------------
            Total Retail Sales ........................      $      458.4       $      428.8
                                                             ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Throughout this Report, "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales," and the Company does not monitor the actual retail prices charged for its products. "Net sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts referred to as "distributor allowances," which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict the allowances. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company utilizes importers in a limited number of markets and, under some circumstances, the Company extends credit terms. The Company's "gross profit" consists of net sales less (1) "cost of sales," consisting of the prices the Company pays to its manufacturers for products and costs related to product shipments, duties and tariffs and similar expenses, and (2) "royalty overrides," currently consisting of (A) royalty overrides and bonuses, which total approximately 15% and 7%, respectively, of the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (B) the President's Team Bonus payable to some of the Company's most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (C) other one-time incentive cash bonuses to qualifying distributors. Because of local country regulatory constraints, the Company may be required to modify its typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. The Company also offers reduced distributor allowance and pays reduced royalty overrides with respect to certain products worldwide. Royalty overrides, as reported in the Company's consolidated financial statements and selected financial data appearing elsewhere in this Report, are net of a shipping and handling fee (6% of retail sales until January 31, 1999 and 7% after February 1, 1999) that the Company charges its distributors on purchases of products from the Company.

The Company's use of "retail sales" in reporting financial and operating data reflects the fundamental role of "retail sales" in its accounting systems, internal controls and operations, including the basis upon which distributor bonuses are paid. The retail sales price of the Company's products is reflected in distributor invoices as the price charged to distributors together with, in most cases, a deduction for the corresponding distributor allowance. The retail sales price is used by the Company to calculate, among other things, royalty overrides and "volume points" earned by distributors. Volume points are point values assigned to each of the Company's products that are equal in all countries and are used as a supervisor qualification criteria. In addition, the Company relies upon "retail sales" data reflected in daily sales reports to monitor results of operations in each of its markets.

The significance of the Company's "net sales" is to reflect, generally, the prices actually received by the Company after deducting the basic distributor allowance, but before deducting royalty overrides and bonuses. The ratio of the Company's "net sales" to "retail sales" is relatively constant because distributor allowances historically total approximately 50% of suggested retail sales prices. Accordingly, factors that affect "retail sales" generally have a corresponding and proportionate effect on "net sales." To the extent the ratio of "net sales" to "retail sales" varies from period to period, these variances have resulted principally from sales of the Company's distributor kits and other educational and promotional materials, for which there are no distributor allowances and increased sales on which the Company offers reduced distributor allowances and pay reduced royalty overrides.

The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its markets.

COMPARISON OF FIRST QUARTER 2000 TO 1999

Retail sales for the three months ended March 31, 2000 increased 6.9% to $458.4 million as compared to sales of $428.8 million in the same period of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RETAIL SALES BY GEOGRAPHICAL SEGMENTS (DOLLARS IN MILLIONS):


                                           Three Months Ended March 31,
                        --------------------------------------------------------------------
                                                                  %              % Change in
                            2000              1999             Change          Local Currency
                        ------------      ------------      ------------       --------------
Asia/Pacific Rim        $      185.6      $      193.4              (4.0%)             (11.7%)
Europe                         112.7             114.3              (1.4%)               9.1%
The Americas                   160.1             121.1              32.2%               31.5%
                        ------------      ------------      ------------        ------------
Total Retail Sales      $      458.4      $      428.8               6.9%                5.9%
                        ============      ============      ============        ============


Retail sales in Asia/Pacific Rim decreased $7.8 million or 4.0% for the three months ended March 31, 2000 as compared to the same period in 1999. In local currency, retail sales for Asia/Pacific Rim decreased by 11.7%. The decrease in the region's retail sales was primarily due to retail sales decreases in Japan of $36.8 million or 25.4%. In local currency, Japan's retail sales decreased 31.5% primarily due to weaker consumer demand. Partially offsetting the decreases were retail sales growth in South Korea, Taiwan and Hong Kong of $11.9 million, $3.8 million and $1.4 million, respectively, and the favorable effect of currency translation for the region.

Retail sales in Europe decreased $1.6 million, or 1.4% for the three months ended March 31, 2000 as compared to the same period in 1999. In local currency, retail sales for Europe increased 9.1% recognizing a general strengthening of the U.S. dollar against most European currencies. The decrease in the region's retail sales was primarily due to decreases in Czech Republic, Russia and Switzerland of $2.4 million, $3.2 million and $2.6 million respectively. Partially offsetting the decreases were increases in Germany and Italy of $3.3 million and $1.9 million, respectively.

Retail sales in the Americas increased $39.0 million, or 32.2% for the three months ended March 31, 2000 as compared to the same period in 1999. In local currency, retail sales for the Americas increased 31.5%. The region's sales growth was primarily due to retail sales increases in the United States, Mexico and Brazil of $27.8 million, $7.4 million and $3.4 million, respectively. In the United States, the increase was primarily due to the continued growth and the introduction of the high protein low-carbohydrate program in late 1999.

RETAIL SALES BY PRODUCT SEGMENTS (DOLLARS IN MILLIONS):


                                            Three Months Ended March 31,
                                    ------------------------------------------------
                                                                             %
                                        2000              1999             Change
                                    ------------      ------------      ------------
Food & Dietary Supplements          $      207.9      $      197.2               5.4%
Weight Management                          190.1             168.8              12.6%
Personal Care                               49.0              51.8              (5.4%)
Literature/ Promotional/ Other              11.4              11.0               3.6%
                                    ------------      ------------      ------------
   Total Retail Sales               $      458.4      $      428.8               6.9%
                                    ============      ============      ============


For the three months ended March 31, 2000, retail sales of weight management products increased 12.6%, and retail sales of food and dietary supplements increased 5.4%, as compared to the same period in 1999. The increases in the two product lines were primarily due to (1) the same factors identified in the geographical segments previously discussed and (2) the introduction of new weight management products, which contributed to relatively stronger growth for the weight management product line. The personal care product line decreased 5.4% in the first quarter of 2000 as compared to the same period of 1999. The decrease in personal care sales was primarily due to the introduction of color cosmetic products in Europe during the first quarter of 1999, which resulted in a higher than average sales volume during the initial period. Prior year numbers for retail sales by product line have been reclassified to conform with current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING INFORMATION:

Gross profit of $111.3 million for the three months ended March 31, 2000 was $10.1 million, or 10.0%, higher than gross profit of $101.2 million in the same period of 1999. As a percentage of retail sales, gross profit for the three months ended March 31, 2000 as compared to the same period in the year 1999 increased from 23.6% to 24.3%. The increase in gross profit as a percentage of retail sales primarily resulted from: (1) the effect of a lower distributor payout ratio; and (2) a special distributor incentive paid in the first quarter of 1999, which was not repeated in the first quarter of 2000.

Marketing, distribution and administrative expenses, as a percentage of retail sales, were 20.1% for the three months ended March 31, 2000 as compared to 19.2% in the same period in 1999. These expenses for the same periods increased 12.4% to $92.3 million from $82.1 million in the same period in 1999. The increase resulted from: (1) higher in-country distribution expenses primarily due to facility and staff expansions related to increased sales volumes and expenses associated with the opening of India; and (2) higher marketing costs resulting from increased sales event activities in 2000.

In the first quarter of 2000, the Company recorded a non-recurring charge of $9.5 million relating to fees and expenses in connection with the termination of a previously proposed buy-out transaction. Excluding the non-recurring charge, net income for the first quarter would have been $11.6 million or $0.37 per diluted share, equal to an increase of $0.18 per diluted share higher than actual net income per diluted share reported.

In the first quarter of 2000, most European currencies weakened against the U.S. dollar, while most Asian currencies remained stable or strengthened against the U.S. dollar. There was no significant changes with the Americas currencies against the U.S. dollar. In particular, the Japanese Yen strengthened against the U.S. Dollar resulting in proportionately higher revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. The effect of the stronger Japanese Yen on the Company's net income per diluted share for the three months ended March 31, 2000 was approximately $0.04 as compared to the exchange rates in effect for the same period of 1999. The effect of foreign currency changes of this nature in countries other than Japan was not individually material to the operations of the Company; however, the strengthening of the U.S. Dollar in relation to the currencies of countries other than Japan had an adverse effect of approximately $0.02 per diluted share as compared to the exchange rates in effect for the same period in the prior year.

Income taxes of $4.1 million for the three months ended March 31, 2000 decreased from $7.5 million in the same period of 1999. As a percentage of pre-tax income, the estimated annual effective income tax rate increased to 40.0% from 38.5% due to a change in the mix of foreign and domestic income.

Net income for the three months ended March 31, 2000 decreased 49.4% to $5.9 million as compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the three months ended March 31, 2000, net cash used in operating activities was $23.7 million, compared to net cash provided by operating activities of $36.2 million for the same period in 1999. The primary uses of cash resulted from increases in inventory and income tax installments.

Capital expenditures for the three months ended March 31, 2000 were $6.1 million compared to $4.7 million for the same period in 1999. The majority of the 2000 expenditures resulted from continued investment in management information systems. The Company is planning additional capital expenditures of approximately $15 million during the current year for the further development of management information systems and expansion of new and existing facilities. In connection with its entry in each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center or sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that up to $6 million will be required for pre-opening expenses, capital expenditure and other operating cash flow needs associated with its 2000 new market expansion activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stockholders' equity increased $0.9 million to $207.5 million during the three months ended March 31, 2000. For the first quarter of 2000, net income of $5.9 million was offset by dividends declared of $4.3 million and a translation loss of $0.8 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

Cash and cash equivalents and marketable securities totaled $99.4 million at March 31, 2000 compared to $139.4 million at December 31, 1999.

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion or possibly all of any price increases by raising the price of its products. Purchases from its suppliers generally are made in U.S. dollars, while sales to its distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. From time to time, the Company enters into forward exchange contracts and other hedging arrangements to manage foreign exchange risk on intercompany transactions.

For a number of years, a substantial majority of the Company's weight management products and food and dietary supplements have been manufactured and sold to the Company by subsidiaries of Global Health Sciences, Inc. ("Global"). In September 1997, the Company entered into new three-year supply agreements with those subsidiaries that became effective in January 1998. Recently, in its Form 10-K for its 1999 fiscal year and Form 10-Q for its 2000 fiscal year first quarter, Global disclosed that it had failed to meet the minimum EBITDA requirement under its senior bank credit facility, resulting in the failure to meet other financial covenant ratios as well. Global reported that it is actively engaged in discussions with other lenders to replace or refinance the existing line, and that it is also considering raising additional capital to cure the deficiency under the existing line. Global warned, however, that there can be no assurance that it will obtain a replacement facility or that any replacement facility would provide it with significant additional liquidity. Global also indicated that its senior bank lenders have informed Global that they intend to forbear from declaring a default, on a day-to-day basis, but that their continued forbearance is contingent upon Global's success in raising additional capital or obtaining a replacement credit facility. While the Company has no current expectation that it will suffer any disruption in supply from the Global companies, and while the Company has identified alternative sources of supply for many of the products purchased from the Global companies, any disruption in supply from the Global companies, from whatever cause, could have a material adverse effect on the ability of the Company to obtain product supplies in a timely manner and, ultimately, on the Company's results of operations.

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a single European Currency - the euro. The conversion rates between the existing sovereign currencies and the euro have been fixed. The euro is traded on currency exchanges and is used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. The Company has conducted a review of its information and business systems, and those of its European affiliates, to address the impact of the euro conversion. The Company initially offered both the existing currencies and the euro to settle distributor sales, and it ultimately will offer to process orders in the euro currency. To prepare for this transition, some computer systems will require modifications or replacement. The Company is still evaluating subsequent phases to the euro conversion, which may include system modifications to allow the payment of distributor royalty overrides in the euro currency. The Company does not expect that the incremental costs associated with these subsequent phases will be significant. In response to the euro conversion, the Company may make some price adjustments to ensure pricing consistency with the European market.

As of March 31, 2000, the Company had $32 million of credit facilities, including a $25 million unsecured committed line of credit, supporting letters of credit in addition to providing borrowings in the aggregate amount of $7.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company believes that it will be able to finance its working capital and capital expenditure requirements for the foreseeable future with internally generated funds. The Company expects in the future to periodically utilize additional financing for working capital or other purposes.

For a discussion of certain contingencies that may impact liquidity and capital resources, see "Note 4, Contingencies," in the Company's consolidated financial statements included herein.

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

FOREIGN EXCHANGE RISK

The Company enters into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions and translation of local currency revenue. Most of these foreign exchange contracts are designated for forecasted transactions. The use of these derivative instruments allows the Company to reduce overall exposure to exchange rate movements, because the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities, and forecasted transactions being hedged.

Foreign exchange forward contracts are occasionally used to hedge non-functional currency advances between subsidiaries and bank loans. The objective of these contracts is to reduce the impact of foreign currency movements on the subsidiary's operating results. The fair value of forward contracts are based on dealer quotes.

The table below describes the forward contracts that were outstanding at March 31, 2000.


                                       Contract       Forward Position    Maturity        Contract         Fair
Foreign Currency                         Date          in U.S. Dollars      Date            Rate          Value
-------------------                    --------       ----------------    --------        --------      ---------
Buy Euro / Sell USD                    02/23/00           7,000,000       08/25/00         0.98338      7,372,000
Buy USD / Sell TRL                     09/14/99           3,000,000       09/14/00         824,000      2,216,000
Buy GBP / Sell NOR                     04/19/99             791,000       04/14/00         12.4833        850,000
Buy GBP / Sell FIN                     04/19/99             802,000       04/14/00          8.7451        896,000
Buy GBP / Sell SEK                     06/25/99             729,000       04/14/00         13.1085        765,000
Buy GBP / Sell NOR                     06/25/99             485,000       04/14/00         12.4730        522,000
Buy GBP / Sell DKK                     06/25/99             430,000       04/14/00         11.1090        475,000


The Company periodically utilizes bank debt at certain foreign subsidiaries to reduce the impact of foreign currency movements on the subsidiary's operating results. At March 31, 2000 the Company's foreign subsidiaries had $3.5 million of outstanding bank debt.

All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At March 31, 2000, the total amount of foreign subsidiary cash held primarily in Japan and Korea was $69.9 million of which $1.7 million was maintained or invested in U.S. dollars. Subsequent to March 31, 2000, the Company received dividends amounting to $17.0 million from its Japanese subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEREST RATE RISK

The Company currently maintains an investment portfolio of high-quality marketable securities. According to the Company's investment policy, the Company may invest in taxable and tax exempt instruments including asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. All securities are classified as available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. The Company does not use derivative instruments to hedge its investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term if maturities range between three and twelve months or long term if maturities range between thirteen and sixty months. The fair value of cash equivalents and investments are based on dealer quotes.

The following table lists the Company's cash equivalents and short-term investments at March 31, 2000:


                                                                                                                          FAIR
                               2000          2001         2002         2003         2004     THEREAFTER      TOTAL        VALUE
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Cash equivalents .......    $19,771,000  $        --  $        --  $        --  $        --  $        --  $19,771,000  $19,771,000
  Average interest rate.           3.58%
Short term investments .        153,000           --           --           --           --           --      153,000      157,000
  Average interest rate.           3.45%
Long term investments ..             --      281,000      186,000       93,000      187,000      187,000      934,000      953,000
  Average interest rate              --         4.43%        4.69%        5.17%        3.54%        3.54%
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
        Total ..........    $19,924,000  $   281,000  $   186,000  $    93,000  $   187,000  $   187,000  $20,858,000  $20,881,000
                            ===========  ===========  ===========  ===========  ===========  ===========  ===========  ===========

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

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and in footnote four to the Financial Statements included in Item 1 of this document.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

                          HERBALIFE INTERNATIONAL, INC.

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER                                        DESCRIPTION                                   PAGE NO./(FOOTNOTE)
    ------                                        -----------                                   -------------------
      3.1        Amended and Restated Articles of Incorporation                                       (10)

      3.2        Amended and Restated Bylaws                                                           (2)

      4.1        Form of Class A Common Stock and Class B Common Stock Certificates                   (12)

     10.1        Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et
                 al., v Herbalife International, Inc. et al.,  Case No. 92767 in the
                 Superior Court of the State of California for the County of Santa Cruz                (1)

     10.2        The Company's 1991 Stock Option Plan, as amended                                   (7), (14)

     10.3        The Company's 1992 Executive Incentive Compensation Plan, as amended               (2), (7)

     10.4        Form of Individual Participation Agreement relating to the Company's
                 Executive Compensation Plan                                                           (2)

     10.5        Form of Letter Agreement between the Compensation Committee of the Board
                 of Directors of the Company and Mark Hughes                                           (2)

     10.6        Form of Indemnity Agreement between the Company and certain officers and
                 directors of the Company                                                              (2)

     10.7        Trust Agreement among the Company, Citicorp Trust, N.A. and certain
                 officers and directors of the Company                                                 (2)

     10.8        Form of Stock Appreciation Rights Agreement between the Company and
                 certain directors of the Company                                                      (2)

     10.9        1994 Performance Based Annual Incentive Compensation Plan, as amended and
                 restated in 1996                                                                (4), (7), (11)

     10.10       Form of Promissory Note for Advances under the Company's 1994 Performance
                 Based Annual Incentive Compensation Plan                                              (5)

     10.11       Employment Agreement between the Company and Chris Pair dated April 3, 1994           (3)

     10.12       The Company's Executive Officer Deferred Compensation Plan,  amending and relating the Deferred Compensation Agreement between the Company and
                 Michael Rosen                                                                         (5)

     10.13       Office lease agreement between the Company and State Teacher's Retirement
                 System, dated July 20, 1995                                                           (6)

     10.14       Form of stock appreciation rights agreements between the Company and
                 certain directors of the Company                                                      (6)

     10.15       The Company's Senior Executive Deferred Compensation Plan,  effective
                 January 1, 1996, as amended                                                           (6)

     10.16       The Company's Management Deferred Compensation Plan, effective January 1,
                 1996, as amended                                                                      (6)

     10.17       Master Trust Agreement between the company and Imperial Trust Company,
                 Inc., effective January 1, 1996                                                       (6)

     10.18       The Company's 401K Plan, as amended                                                   (6)

     10.19       Agreement Concerning Share Allocation Plan for Specific Directors of
                 Herbalife of Japan K.K. dated December 30, 1996.                                      (8)

     10.20       Consulting Agreement between David Addis and Herbalife of America, Inc.
                 dated January 27, 1997.                                                               (8)

    EXHIBIT
    NUMBER                                        DESCRIPTION                                   PAGE NO./(FOOTNOTE)
    ------                                        -----------                                   -------------------
     10.21       Agreement between Herbalife International of America, Inc. and D&F
                 Industries, Inc. dated September 2, 1997                                              (9)

     10.22       Agreement between Herbalife International of America, Inc. and Dynamic
                 Products, Inc. dated September 2, 1997                                                (9)

     10.23       Agreement between Herbalife International of America, Inc. and Raven
                 Industries, Inc. d/b/a Omni-Pak Industries, dated September 2, 1997                   (9)

     10.24       The Company's Supplemental Executive Retirement Plan                                 (12)

     10.25       Credit Agreement between Herbalife International of America, Inc. and
                 First National Bank of Chicago, dated December 14, 1998                              (13)

     10.26       Agreement and Plan of Merger, dated September 13, 1999, among MH
                 Millennium Holding LLC, MH Millennium Acquisition Corp., Mark Hughes, the
                 Mark Hughes Family Trust and Herbalife International, Inc.                           (15)

     21          List of subsidiaries of the Company                                                  (16)

     27          Financial Data Schedule                                                              (17)

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

(11) Incorporated by reference to the Company's Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(14) Incorporated by reference to the Company's Definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders.

(15) Incorporated by reference to Annex A of the Offer to Purchase dated September 17, 1999 contained in Schedule 14D-1 filled by Millennium Holdings LLC, MH Millennium Acquisition Corp., the Mark Hughes Family Trust and Mark Hughes on September 17, 1999.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(17)    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    May 10, 2000


                          HERBALIFE INTERNATIONAL, INC.
                                  (Registrant)


                             By: /s/ TIMOTHY GERRITY
                               -------------------
                                 Timothy Gerrity
                          Executive Vice President and
                             Chief Financial Officer