Form 10-Q
period 2000-06-30
HERBALIFE INTERNATIONAL INC
filed 2000-08-14
CIK 791449

===============================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  (Mark One)

     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                              ----------------------  --------------------------

                         Commission file number 0-15712



                          HERBALIFE INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Nevada                                       22-2695420
              -------------                                   ----------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

1800 Century Park East, Los Angeles, California                 90067
-----------------------------------------------               ----------
   (Address of principal executive offices)                   (Zip Code)

                                 (310) 410-9600
                                -----------------
              (Registrant's telephone number, including area code)


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

                                Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of Common Stock, as of August 4, 2000 was:
                                   Shares of Class A Common Stock 10,032,061
                                   Shares of Class B Common Stock 18,692,373

================================================================================

                          HERBALIFE INTERNATIONAL, INC.



                   Index to Financial Statements and Exhibits

           Filed with the Quarterly Report of the Company on Form 10-Q

                     For the Six Months Ended June 30, 2000



                          PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements:                                                     Page No.
                                                                                              --------
                    Consolidated Balance Sheets                                                2 - 3

                    Consolidated Statements of Income                                            4

                    Consolidated Statements of Cash Flows                                        5

                    Notes to Consolidated Financial Statements                                 6 - 9

     Item 2.        Management's Discussion and Analysis of Financial Condition and           10 - 17
                    Results of Operations

                           PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                                            18

         Item 2.    Changes in Securities and Use of Proceeds                                    18

         Item 3.    Defaults Upon Senior Securities                                              18

         Item 4.    Submission of Matters to a Vote of Security Holders                          18

         Item 5.    Other Information                                                            18

         Item 6.    Exhibits and Reports on Form 8-K                                          19 - 21

         Signature                                                                               22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                          HERBALIFE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                     ASSETS


                                                                        June 30,        December 31,
                                                                          2000              1999
                                                                      ------------      ------------
    CURRENT ASSETS:

         Cash and cash equivalents                                    $ 92,400,000      $138,280,000

         Marketable securities                                          17,707,000         1,163,000

         Receivables, including related party receivables of
           $7,178,000 (2000) and $5,333,000 (1999)                      40,877,000        30,326,000

         Inventories                                                   115,820,000       101,557,000

         Prepaid expenses and other current assets                      18,731,000        12,396,000

         Deferred income taxes                                          12,165,000        20,368,000
                                                                      ------------      ------------

    Total current assets                                               297,700,000       304,090,000


    Property, at cost, net of accumulated depreciation and
      amortization of $58,753,000 (2000) and  $54,614,000 (1999)        64,260,000        55,673,000

    Deferred compensation plan assets                                   33,996,000        27,929,000

    Other assets                                                         4,823,000        12,734,000

    Deferred income taxes                                               12,040,000        12,279,000

    Goodwill, net of accumulated amortization of
      $1,860,000 (2000) and $1,773,000 (1999)                            3,028,000         3,114,000
                                                                      ------------      ------------

    TOTAL                                                             $415,847,000      $415,819,000
                                                                      ============      ============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            June 30,           December 31,
                                                                              2000                 1999
                                                                          -------------       -------------
    CURRENT LIABILITIES:

      Accounts payable                                                    $  18,204,000       $  22,009,000

      Royalty overrides                                                      64,361,000          64,268,000

      Accrued compensation                                                   19,434,000          27,773,000

      Accrued expenses                                                       34,984,000          31,338,000

      Dividends payable                                                       4,299,000           4,299,000

      Current portion of contracts payable and bank loans                     4,414,000           6,151,000

      Advance sales deposits                                                 14,797,000           8,753,000

      Income taxes payable                                                           --           6,362,000
                                                                          -------------       -------------

    Total current liabilities                                               160,493,000         170,953,000

    NON-CURRENT LIABILITIES:

      Contracts payable, net of current portion                               1,373,000           2,229,000

      Deferred compensation liability                                        30,676,000          27,194,000

      Other non-current liabilities                                           5,703,000           5,223,000
                                                                          -------------       -------------

    Total liabilities                                                       198,245,000         205,599,000
                                                                          -------------       -------------

    MINORITY INTEREST                                                         3,338,000           3,618,000
                                                                          -------------       -------------

    STOCKHOLDERS' EQUITY:

      Common stock A, $0.01 par value; 33,333,333 shares
        authorized,  10,032,018 (2000) and 10,002,568 (1999) shares
        issued and outstanding                                                  100,000             100,000

      Common stock B, $0.01 par value; 66,666,667 shares
        authorized,  18,692,429 (2000) and 18,650,198 (1999) shares
        issued and outstanding                                                  187,000             187,000

      Paid-in-capital in excess of par value                                 55,846,000          55,390,000

      Retained earnings                                                     159,687,000         150,712,000

      Accumulated other comprehensive income                                 (1,556,000)            213,000
                                                                          -------------       -------------

    Total stockholders' equity                                              214,264,000         206,602,000
                                                                          -------------       -------------

    TOTAL                                                                 $ 415,847,000       $ 415,819,000
                                                                          =============       =============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               -------------------------------     --------------------------------

                                                               June 30, 2000     June 30, 1999     June 30, 2000      June 30, 1999
                                                               -------------     -------------     -------------      -------------

    Retail sales                                                $441,235,000      $425,765,000      $899,658,000      $854,563,000

         Less: Distributor allowances on product purchases       204,452,000       199,415,000       418,920,000       401,774,000
                                                                ------------      ------------      ------------      ------------

    Net sales                                                    236,783,000       226,350,000       480,738,000       452,789,000

         Cost of sales                                            62,612,000        57,624,000       125,507,000       116,116,000

         Royalty overrides                                        64,961,000        68,170,000       134,682,000       134,940,000

         Marketing, distribution & administrative expenses        89,868,000        80,878,000       182,122,000       163,011,000

         Buy-out transaction expenses                                     --                --         9,498,000                --

         Interest income - net                                       414,000           432,000         1,077,000           837,000
                                                                ------------      ------------      ------------      ------------

    Income before income taxes  and minority interest             19,756,000        20,110,000        30,006,000        39,559,000

         Income taxes                                              7,902,000         7,743,000        12,003,000        15,230,000
                                                                ------------      ------------      ------------      ------------

    Income before minority interest                               11,854,000        12,367,000        18,003,000        24,329,000

         Minority interest                                           201,000           175,000           422,000           424,000
                                                                ------------      ------------      ------------      ------------

    NET INCOME                                                  $ 11,653,000      $ 12,192,000      $ 17,581,000      $ 23,905,000
                                                                ============      ============      ============      ============

    EARNINGS PER SHARE:
      Basic                                                     $       0.41      $       0.43      $       0.61      $       0.84
      Diluted                                                   $       0.39      $       0.40      $       0.57      $       0.79


    WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                       28,654,000        28,587,000        28,653,000        28,586,000
      Dilutive effect of stock options                             1,252,000         1,714,000         2,049,000         1,715,000
                                                                ------------      ------------      ------------      ------------
      Diluted                                                     29,906,000        30,301,000        30,702,000        30,301,000
                                                                ============      ============      ============      ============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                               -----------------------------------
                                                                 June 30, 2000       June 30, 1999
                                                               ---------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income                                                      $  17,581,000       $  23,905,000
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                    7,706,000           7,200,000
    Deferred income taxes                                            8,441,000           2,564,000
    Unrealized foreign exchange loss                                 1,260,000           2,352,000
    Minority interest in earnings                                      422,000             424,000
    Other                                                              539,000             (17,000)

    Changes in operating assets and liabilities:
       Receivables                                                 (11,137,000)         12,196,000
       Inventories                                                 (15,663,000)          8,975,000
       Prepaid expenses and other current assets                    (7,963,000)         (1,879,000)
       Other assets                                                  7,870,000             441,000
       Accounts payable                                             (3,321,000)          1,034,000
       Royalty overrides                                             1,205,000           9,528,000
       Accrued expenses and accrued compensation                    (2,704,000)          1,996,000
       Advance sales deposits                                        6,288,000           3,457,000
       Income taxes payable                                         (6,468,000)        (16,594,000)
       Deferred compensation liability                               3,482,000           4,972,000
                                                                 -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            7,538,000          60,554,000
                                                                 -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property                                         (17,073,000)         (9,888,000)
     Proceeds from sale of property                                    101,000              49,000
     Changes in marketable securities                              (16,551,000)        (16,902,000)
     Deferred compensation plan                                     (6,068,000)         (7,129,000)

                                                                 -------------       -------------
NET CASH USED IN INVESTING ACTIVITIES                              (39,591,000)        (33,870,000)
                                                                 -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                 (8,597,000)         (8,592,000)
     Distribution to minority interest                              (1,452,000)         (1,069,000)
     Additions to bank loans                                           623,000           1,000,000
     Principle payments on bank loans and contract payables         (3,191,000)           (914,000)
     Exercise of stock options                                         454,000              37,000
     Contribution from minority interest                               750,000                  --
                                                                 -------------       -------------
NET CASH USED IN FINANCING ACTIVITIES                              (11,413,000)         (9,538,000)
                                                                 -------------       -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (2,414,000)         (5,339,000)
                                                                 -------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (45,880,000)         11,807,000

CASH AND CASH EQUIVALENTS AT JANUARY 1                             138,280,000         100,721,000
                                                                 -------------       -------------

CASH AND CASH EQUIVALENTS AT JUNE 30                             $  92,400,000       $ 112,528,000
                                                                 =============       =============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. and subsidiaries (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company's financial statements as of June 30, 2000 and for the six month periods ended June 30, 2000 and 1999.

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provided the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101, as amended, is required to be implemented by the Company during the quarter ended December 31, 2000. The Company is in the process of evaluating the impact SAB 101 will have, if any, on its financial statements.

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

Some of the Company's subsidiaries have been subject to tax audits by governmental authorities in their respective countries, some of which governmental authorities are proposing that additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges. However, these matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution.

On September 14, 1999, three putative class action lawsuits were filed in the Superior Court of the State of California, County of Los Angeles. Five similar lawsuits subsequently were filed in the same court. In addition, four similar lawsuits were filed in the District Court, Clark County, Nevada. These lawsuits are referred to collectively as the "Lawsuits."

The Lawsuits challenged the fairness to the public stockholders of the "going private" and related transactions (the "Transactions") proposed by Mark Hughes, formerly the Company's Chairman, President and CEO/Principal Stockholder. The Lawsuits contained allegations that, among other things, (1) the price to be paid in the tender offer and the merger did not reflect the value of the Company's assets, and (2) the tender offer and the merger were unfair because they would

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deprive the public stockholders of the ability to share proportionately in the Company's future growth in profits and earnings. The Lawsuits also contained allegations that the Special Committee of the Board of Directors formed to evaluate the Transactions was not independent, and that the directors breached their fiduciary duties to the Company's public stockholders in approving the Transactions. The plaintiffs requested (1) an injunction prohibiting the defendants from proceeding with the Transactions, (2) unspecified damages, (3) costs and attorneys' fees, and (4) other relief.

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

4.   COMPREHENSIVE INCOME

     Comprehensive income is summarized as follows:

                                            Three Months Ended                      Six Months Ended
                                     --------------------------------      --------------------------------
                                     June 30, 2000      June 30, 1999      June 30, 2000      June 30, 1999
                                     -------------      -------------      -------------      -------------
    Net Income                        $ 11,653,000       $ 12,192,000       $ 17,581,000       $ 23,905,000

    Foreign currency translation
      adjustment                          (971,000)          (157,000)        (1,763,000)        (3,773,000)
    Unrealized gain/(loss) on
      marketable securities                (28,000)            (2,000)            (7,000)            (3,000)
                                      ------------       ------------       ------------       ------------

    Comprehensive income              $ 10,654,000       $ 12,033,000       $ 15,811,000       $ 20,129,000
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

The Company has operations throughout the world (49 countries as of June 30, 2000) and is organized and managed by geographic areas. Transactions between geographic segments generally represent export sales from the United States to foreign operations. Information reviewed by the Company's chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT

                                                      Three Months Ended    Six Months Ended
                                                           June 30,              June 30
                                                      ------------------    -----------------
                                                       2000       1999       2000       1999
                                                      ------     -------    ------     ------
                                                             (DOLLARS IN MILLIONS)
    TOTAL RETAIL SALES:

      United States ..............................    $214.6     $217.6     $408.8     $412.2
      Japan ......................................      94.8      100.7      203.1      245.8
      South Korea ................................      32.0       33.8       63.0       53.0
      Russia .....................................       6.8        8.2       14.8       19.4
      All other ..................................     192.2      180.5      381.1      339.9
      Elimination of intersegment sales(1) .......     (99.2)    (115.0)    (171.1)    (215.7)
                                                      -----------------     -----------------
         TOTAL RETAIL SALES ......................    $441.2     $425.8     $899.7     $854.6
                                                      -----------------     -----------------
    DISTRIBUTOR ALLOWANCES:

      United States ..............................    $ 81.8     $ 86.5     $153.9     $160.4
      Japan ......................................      45.5       48.8       97.8      119.6
      South Korea ................................      12.4       13.2       24.8       21.0
      Russia .....................................       3.2        3.8        6.9        9.0
      All others .................................      88.7       82.9      177.4      157.3
      Elimination of intersegment allowance (U.S.)     (27.2)     (35.8)     (41.9)     (65.5)
                                                      -----------------     -----------------
         TOTAL DISTRIBUTOR ALLOWANCES ............    $204.4     $199.4     $418.9     $401.8
                                                      -----------------     -----------------
    NET SALES ....................................    $236.8     $226.4     $480.8     $452.8
                                                      =================     =================
    OPERATING INCOME:

      United States ..............................    $ 52.8     $ 50.5     $ 95.4     $104.1
      Japan ......................................      12.8        9.1       27.3       30.9
      South Korea ................................       7.9        8.7       15.2       12.6
      Russia .....................................      (0.4)      (1.1)      (2.4)      (4.9)
      All others .................................       6.5        5.9       12.0       15.5
      Corporate expenses .........................     (17.4)     (10.1)     (44.1)     (30.3)
      Net interest income ........................       0.4        0.4        1.1        0.8
      Elimination of intersegment gross profit ...     (42.8)     (43.3)     (74.5)     (89.1)
                                                      -----------------     -----------------
         TOTAL ...................................    $ 19.8     $ 20.1     $ 30.0     $ 39.6
                                                      -----------------     -----------------
      Income taxes ...............................      (7.9)      (7.7)     (12.0)     (15.3)
      Minority interest ..........................      (0.2)      (0.2)      (0.4)      (0.4)
                                                      -----------------     -----------------
    NET INCOME ...................................    $ 11.7     $ 12.2     $ 17.6     $ 23.9
                                                      =================     =================
    NOTES:

    (1) Includes intersegment sales of:
             United States .......................    $ 98.0     $111.1     $169.4     $210.8
             All others ..........................       1.2        3.9        1.7        4.9
                                                      -----------------     -----------------
         TOTAL ...................................    $ 99.2     $115.0     $171.1     $215.7
                                                      =================     =================


    SALES BY PRODUCT LINE

      Food & Dietary Supplement                       $195.9     $193.2     $402.3     $390.4
      Weight Management                                183.9      176.4      372.4      345.3
      Personal Care Products                            44.0       42.9       93.1       94.7
      Literature, Promotional and Other                 17.4       13.3       31.9       24.2
                                                     ------------------     -----------------
       Total Retail Sales ........................    $441.2     $425.8     $899.7     $854.6
                                                      =================     =================

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  SUBSEQUENT EVENT

On July 27, 2000, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan (the "Plan"), in order to encourage any person or group interested in acquiring the Company to negotiate with the Board of Directors of the Company prior to attempting an acquisition. Under the terms of the Plan, which expires on August 21, 2010, the Company declared a dividend of one Preferred Share Purchase Right (collectively, the "Rights"), for each outstanding share of Class A Common Stock and Class B Common Stock held at the close of business on August 21, 2000. Initially, the Rights are attached to the Common Stock and not represented by separate certificates. The Rights will become exercisable, if not earlier redeemed, only after a person or group (an "Acquiring Person") has acquired, or announced a tender offer which would result in a person or group acquiring, 15% or more of the Company's Class A Common Stock or the combined classes of Common Stock. Initially, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $40.00. However, if a person or group becomes an Acquiring Person, the Plan allows the Company's shareholders to purchase, at an exercise price of $40.00 per Right, subject to adjustment, Class B Common Stock of the Company having a market value at that time of $80.00. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until a person or group has become an Acquiring Person. Until exercise, a Right holder, as such, has no rights as a shareholder of the Company. Rights held by an Acquiring Person will become void and will not be exercisable to purchase shares at the bargain price. In addition, under certain circumstances involving the acquisition of the Company in a merger or other business combination that has not been approved by the Board of Directors of the Company, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the exercise price of the Rights.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RETAIL SALES

Retail sales for the three and six months ended June 30, 2000 increased 3.6% and 5.3% respectively, to $441.2 million and $899.7 million as compared to sales of $425.8 million and $854.6 million for the corresponding periods of the prior year.

RETAIL SALES BY GEOGRAPHICAL SEGMENTS (DOLLARS IN MILLIONS):


                           Three Months Ended June 30,              Six Months Ended June 30,
                      -------------------------------------   -------------------------------------
                                                   % Change                                 % Change
                                              %    in Local                           %     in Local
                        2000      1999     Change  Currency     2000      1999     Change   Currency
                      --------  --------   ------  --------   -------  --------   ------    --------
Asia/Pacific Rim      $  179.2  $  167.3     7.1%     0.5%    $ 364.8   $ 360.7      1.1%     (5.7%)
Europe                   106.3     121.9   (12.8%)   (2.5%)     219.0     236.2     (7.3%)     2.9%
The Americas             155.7     136.6    14.0%    14.7%      315.9     257.7     22.6%     22.6%
                      --------  --------   ------    -----   --------   -------     -----     -----
Total Retail Sales    $  441.2  $  425.8     3.6%     4.1%    $ 899.7   $ 854.6      5.3%      5.1%
                      ========  ========   ======    =====    =======   =======     =====     =====

Retail sales in Asia/Pacific Rim increased 7.1% and 1.1%, or $11.9 million and $4.1 million, for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The region's sales growth was primarily due to sales in India, which opened in November 1999. Retail sales of India for the three months ended and six months ended June 30, 2000 were $17.5 million and $30.2 million, respectively. For the three months ended June 30, 2000, the increase in India was partially offset by a 6% decrease in both South Korea and Japan to $31.9 million and $94.8 million, respectively. For the six months ended June 30, 2000, the increase in India was partially offset by a retail sales decrease in Japan of 17% to $203.1 million, as compared to the same period last year. In local currency, retail sales for the region increased 0.5% for the three months ended June 30, 2000 and decreased 5.7% for the six months ended June 30, 2000.

Retail sales in Europe decreased 12.8% and 7.3%, or $15.6 million and $17.2 million, for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The region's sales decreases were primarily due to decreases in Italy and several other European countries. Retail sales in Italy decreased 18% and 7% for the three and six months ended June 30, 2000. In local currency, retail sales for the region declined 2.5% for the three months ended June 30, 2000 and increased by 2.9% for the six months ended June 30, 2000.

Retail sales in the Americas increased 14.0% and 22.6%, or $19.1 million and $58.2 million, for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The region's sales increases were primarily due to increases in the United States, Mexico and Brazil. Retail sales in the United States for the three and six months ended June 30, 2000 increased 10% and 19% respectively, to $116.6 million and $239.4 million as compared to sales of $106.4 million and $201.3 million for the corresponding periods of the prior year. Retail sales in Mexico for the three and six months ended June 30, 2000 increased 68% and 77% respectively, to $17.8 million and $33.6 million as compared to sales of $10.6 million and $18.9 million for the corresponding periods of the prior year. Retail sales in Brazil for the three and six months ended June 30, 2000 increased 17% and 29% respectively, to $10.5 million and $22.0 million compared to sales of $8.9 million and $17.1 million for the corresponding periods of the prior year. In local currency, retail sales for the region increased 14.7% and 22.6% for the three and six months ended June 30, 2000, respectively.

RETAIL SALES BY PRODUCT SEGMENTS (DOLLARS IN MILLIONS):

                                      Three Months Ended June 30,   Six Months Ended June 30,
                                      ---------------------------  --------------------------
                                                             %                            %
                                       2000      1999     Change    2000      1999     Change
                                      ------    ------    ------   ------    ------    ------
    Food & Dietary Supplements        $195.9    $193.2       1.4%  $402.3    $390.4       3.0%
    Weight Management                  183.9     176.4       4.3%   372.4     345.3       7.8%
    Personal Care                       44.0      42.9       2.6%    93.1      94.7      (1.7%)
    Literature/ Promotional/ Other      17.4      13.3      30.8%    31.9      24.2      31.8%
                                      ------    ------    ------   ------    ------    ------

       Total Retail Sales             $441.2    $425.8       3.6%  $899.7    $854.6       5.3%
                                      ======    ======    ======   ======    ======    ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increases in the food and dietary supplements and the weight management lines were primarily due to (1) the same factors identified in the geographical segments previously discussed and (2) the introduction of new weight management products, which contributed to relatively stronger growth for the weight management product line. The increase in the literature, promotional and other category was primarily due to increases in sales of distributor kits (containing products, training materials, and distributor applications) and a reduction in returns. Prior year numbers for retail sales by product line have been reclassified to conform with current year presentation.

OPERATING INFORMATION:

Gross profit of $109.2 million and $220.5 million for the three and six months ended June 30, 2000 was $8.6 million and $18.8 million, or 8.5% and 9.3%, higher than gross profit of $100.6 million and $201.7 million in the same periods of 1999. As a percentage of retail sales, gross profit for the three and six months ended June 30, 2000 as compared to the same periods in the year 1999 increased from 23.6% to 24.8% and from 23.6% to 24.5%, respectively. The increase in gross profit as a percentage of retail sales primarily resulted from a special distributor incentive paid in the second quarter of 1999, which was not repeated in the second quarter of 2000.

Marketing, distribution and administrative expenses, as a percentage of retail sales, were 20.4% and 20.2% for the three and six months ended June 30, 2000 as compared to 19.0% and 19.1% in the same periods in 1999. These expenses for the same periods increased 11.1% and 17.5% to $89.9 and $191.6 million from $80.9 and $163.0 million in the same periods in 1999. The increase was due to higher sales event expenses, new country operating expenses (primarily India), and increases in infrastructure cost. These increases were partially offset by a gain related to a key man life insurance policy of approximately $5 million.

In the current year first quarter, the Company recorded a one-time charge of $9.5 million, equivalent to $0.18 per diluted share, relating to fees and expenses in connection with the termination of a proposed buy-out transaction. Excluding the non-recurring charge, net income for the six months ended June 30, 2000 would have been $23.3 million or $0.75 per diluted share, equal to an increase of $0.18 per diluted share higher than actual net income per diluted share reported.

In the first six months of 2000, most European currencies weakened against the U.S. dollar, while most Asian currencies remained stable or strengthened against the U.S. dollar. In the Americas, there was no significant change in currencies against the U.S. dollar. During the period, the Japanese Yen strengthened against the U.S. Dollar resulting in proportionately higher revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. The effect of the stronger Japanese Yen on the Company's net income per diluted share for the three and six months ended June 30, 2000 was an increase of approximately $0.06 and $0.10 as compared to the exchange rates in effect for the same periods of 1999. The effect of foreign currency changes of this nature in countries other than Japan was not individually material to the operations of the Company; however, the strengthening of the U.S. Dollar in relation to the currencies of countries other than Japan for the three and six months ended June 30, 2000 had an adverse effect of approximately $0.04 and $0.07 per diluted share as compared to the exchange rates in effect for the same periods in the prior year.

Income taxes of $7.9 million for the three months ended June 30, 2000 increased from $7.7 million in the same period of 1999. For the six months ended June 30, 2000 income taxes of $12.0 million decreased from $15.2 million in the same period of 1999. As a percentage of pre-tax income, the estimated annual effective income tax rate increased to 40.0% from 38.5% due to a change in the mix of foreign and domestic income. This rate could vary depending upon changes in the future mix of income.

Net income for the three and six months ended June 30, 2000 decreased 4.4% and 26.5% to $11.7 million and $17.6 million as compared to the same periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the six months ended June 30, 2000, net cash provided by operating activities was $7.5 million, compared to $60.6 million for the same period in 1999. The primary uses of cash resulted from increases in receivables and inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital expenditures for the six months ended June 30, 2000 were $17.1 million compared to $9.9 million for the same period in 1999. The majority of the 2000 expenditures resulted from continued investment in management information systems and expansion of new and existing facilities. The Company is planning additional capital expenditures of approximately $10 million during the current year for the further development of management information systems and expansion of new and existing facilities. In connection with its entry in each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center or sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that up to $5 million will be required for pre-opening expenses, capital expenditure and other operating cash flow needs associated with its remaining 2000 new market expansion activities.

Stockholders' equity increased $7.7 million to $214.3 million during the six months ended June 30, 2000. For the six months of 2000, net income of $17.6 million was offset by dividends declared of $8.6 million and a translation loss of $1.8 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

Cash and cash equivalents and marketable securities totaled $110.1 million at June 30, 2000 compared to $139.4 million at December 31, 1999.

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

For a number of years, a substantial majority of the Company's weight management products and food and dietary supplements have been manufactured and sold to the Company by subsidiaries of Global Health Sciences, Inc. ("Global"). In September 1997, the Company entered into new three-year supply agreements with those subsidiaries that became effective in January 1998. Recently, in its Form 10-K for its 1999 fiscal year and Form 10-Q for its 2000 fiscal year first quarter, Global disclosed that it had failed to meet the minimum EBITDA requirement under its senior bank credit facility, resulting in the failure to meet other financial covenant ratios as well. Global reported that it was actively engaged in discussions with other lenders to replace or refinance the existing line, and that it was also considering raising additional capital to cure the deficiency under the existing line. Global warned, however, that there can be no assurance that it will obtain a replacement facility or that any replacement facility would provide it with significant additional liquidity. Global also indicated that its senior bank lenders have informed Global that they intend to forbear from declaring a default, on a day-to-day basis, but that their continued forbearance is contingent upon Global's success in raising additional capital or obtaining a replacement credit facility. In addition, in a June 23, 2000 press release, Global reported disappointing second quarter earnings, which it attributed primarily to a reduction in sales to the Company during that period, and indicated that it had been unable to obtain replacement credit for its existing secured credit facility. Global further indicated that it was considering various alternatives to improve liquidity, including retaining a financial advisor, implementing significant cost reduction measures and/or obtaining supplemental or alternative debt and/or equity arrangements. In an August 4, 2000 press release, Global further reported that it has retained a financial advisor and legal counsel in connection with a possible restructuring of its senior notes and senior secured bank debt.

The Company's supply agreements with Global expire at the end of 2000. The Company is in discussions with Global with respect to possible new supply agreements, but the parties have not yet reached any agreement. The Company has "second sourced" substantially all of its weight management products and food and dietary supplements with alternative manufacturers, and the Company recently placed binding purchase orders with certain of those manufacturers covering substantially all of the Company's product requirements in the weight management and food and dietary supplement product categories for the first quarter of 2001. Consequently, while discussions with Global are continuing, even assuming that the Company and Global enter into new supply agreements, the Company does not anticipate placing significant orders with Global for the Company's first quarter 2001 product requirements. The Company anticipates, given the substantial quantity of product involved, that the Company may well experience supply disruptions, out-of-stock situations and similar

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


supply problems as it begins purchasing product from new manufacturers. However, the Company is devoting substantial resources to ensuring a smooth transition and currently expects that supply problems, if any, will be temporary and will not have a material adverse effect on the Company's results of operations. Despite the Company's efforts, however, there can be no assurance that the purchase of substantial quantities of products from new manufacturers will not have such a material adverse effect.

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

On July 27, 2000, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan (the "Plan"). See "Item 1 - Note 6 - Subsequent Event."

As of June 30, 2000, the Company had $32 million of credit facilities, including a $25 million unsecured committed line of credit. These facilities provide letters of credit and borrowings. The total borrowings amounted to $4.4 million as of June 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Foreign exchange option contracts are used primarily to hedge yen-denominated intercompany sales made by Herbalife International of America, Inc. to Herbalife of Japan. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. The Company has guidelines that establish a net $5 million limit on the amount of annual option premiums. The Company purchases yen put options, which give the Company the right, but not the obligation, to sell yen at a specified exchange rate ("strike rate"). These contracts provide protection in the event the yen weakens beyond the option strike rate. In some instances, the Company sells (writes) yen call options, which give the counterparty the right, but not the obligation to buy yen from the Company at a specified strike rate. These contracts serve to limit the benefit the Company would otherwise derive from strengthening of the yen beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options, the result of which, on a combined basis is to create a floor and a ceiling on the effective exchange rate received for the hedged yen-denominated transactions.

The following table provides information about the details of our option contracts at June 30, 2000.

                                                       U.S. DOLLAR     AVERAGE
                                                        EQUIVALENT      STRIKE       FAIR             MATURITY
                                                         COVERAGE        RATE        VALUE              DATE
                                                       -----------     -------    -----------     ----------------

Purchased Puts (Company may  Sell Yen/Buy USD)
----------------------------------------------
Japanese Yen .......................................    $18,000,000    107-108    $   190,765     July - Sept 2000
Japanese Yen .......................................     18,000,000    107-108        344,704      Oct - Dec  2000
                                                        -----------               -----------
                                                        $36,000,000               $   535,469
Written Calls (Counterparty may Buy Yen/Sell USD)
-------------------------------------------------
Japanese Yen .......................................    $18,000,000     98-100    ($  278,909)     Oct - Dec  2000

Foreign exchange forward contracts are occasionally used to hedge non-functional currency loans between subsidiaries and bank borrowings. The objective of these contracts is to reduce the impact of foreign currency movements on the subsidiary's financial results. The fair value of forward contracts are based on dealer quotes.

The table below describes the forward contracts outstanding at June 30, 2000:

                                                                                                                        Fair
                                    Contract         Forward Position in        Maturity           Contract          Value in US
     Foreign Currency                 Date               U.S. Dollars             Date               Rate              Dollars
----------------------------     ----------------    ---------------------    -------------     ---------------     --------------
Buy Euro / Sell USD                 02/23/00              7,118,000             08/25/00           1.01690              6,711,000
Buy USD  / Sell TRL                 09/14/99              3,000,000             09/12/00           824,000              2,211,000
Buy GBP  / Sell NOK                 04/06/00                728,000             09/14/00           13.3536                706,000
Buy GBP  / Sell FRF                 04/13/00              1,563,000             03/30/01           10.6874              1,492,000
Buy GBP  / Sell ITL                 06/23/00              1,501,000             06/15/01             3,034              1,502,000


The Company periodically utilizes bank debt at certain foreign subsidiaries to reduce the impact of foreign currency movements on the subsidiary's operating results. At June 30, 2000 the Company's foreign subsidiaries had $3.1 million of outstanding bank debt.

All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At June 30, 2000, the total amount of foreign subsidiary cash held primarily in Japan and Korea was $67.3 million of which $5.5 million was maintained or invested in U.S. dollars.

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

The following table lists the Company's cash equivalents and short-term investments at June 30, 2000:

                                                                                                                     FAIR
                               2000         2001       2002      2003       2004      THEREAFTER      TOTAL          VALUE
                             ----------   --------   --------  --------  ----------  ------------   ----------   ------------
Cash equivalents .........   $9,436,000   $     --   $     --  $     --  $       --    $       --    $ 9,436,000   $ 9,436,000
  Average interest rate...         3.87%

Short term investments....      140,000         --         --        --          --            --        140,000       140,000
  Average interest rate...         4.70%

Long term investments.....   17,570,000         --         --        --          --            --     17,570,000    17,567,000
  Average interest rate...         4.57%        --         --        --          --            --
                            -----------   --------   --------  --------    --------    -----------   -----------   -----------
        Total ............  $27,146,000   $     --   $     --  $     --    $     --    $       --    $27,146,000   $27,143,000
                            ===========   ========   ========  ========    ========    ===========   ===========   ===========

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and in
         Note 3 to the Financial Statements included in Item 1 of this document.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 27, 2000, the Company's Board of Directors adopted a Preferred Shared Purchase Rights Plan (the "Plan"). See Item 1 - Note 6 - Subsequent Event."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

                          HERBALIFE INTERNATIONAL, INC.

(A)  EXHIBIT INDEX

    EXHIBIT
     NUMBER                                              DESCRIPTION                                             PAGE NO./(FOOTNOTE)
------------------------------------------------------------------------------------------------------------------------------------

       3.1     Amended and Restated Articles of Incorporation                                                           (10)

       3.2     Amended and Restated Bylaws                                                                               (2)

       4.1     Form of Class A Common Stock and Class B Common Stock Certificates                                       (12)

       4.2     Rights Agreement, dated as of July 27, 2000, between the Company and U.S. Stock Transfer                 (16)
               Corporation

      10.1     Final Judgment and Permanent Injunction, entered into on October,  1986 by the parties to                 (1)
               that action entitled People of the State of California, et al., v Herbalife International,
               Inc. et al.,  Case No. 92767 in the Superior Court of the State of California for the County
               of Santa Cruz

      10.2     The Company's 1991 Stock Option Plan, as amended                                                       (7), (14)

      10.3     The Company's 1992 Executive Incentive Compensation Plan, as amended                                   (2), (7)

      10.4     Form of Individual Participation Agreement relating to the Company's Executive Compensation               (2)
               Plan

      10.5     Form of Letter Agreement between the Compensation Committee of the Board of Directors of the              (2)
               Company and Mark Hughes

      10.6     Form of Indemnity Agreement between the Company and certain officers and directors of the                 (2)
               Company

      10.7     Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers and directors                (2)
               of the Company

      10.8     Form of Stock Appreciation Rights Agreement between the Company and certain directors of the              (2)
               Company

      10.9     1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996          (4), (7), (11)

      10.10    Form of Promissory Note for Advances under the Company's 1994 Performance Based Annual                    (5)
               Incentive Compensation Plan

      10.11    Employment Agreement between the Company and Chris Pair dated April 3, 1994                               (3)

      10.12    The Company's Executive Officer Deferred Compensation Plan,  amending and relating the                    (5)
               Deferred Compensation Agreement between the Company and Michael Rosen

      10.13    Office lease agreement between the Company and State Teacher's Retirement System, dated July              (6)
               20, 1995

      10.14    Form of stock appreciation rights agreements between the Company and certain directors of                 (6)
               the Company

      10.15    The Company's Senior Executive Deferred Compensation Plan,  effective January 1, 1996, as                 (6)
               amended

      10.16    The Company's Management Deferred Compensation Plan, effective January 1, 1996, as amended                (6)

      10.17    Master Trust Agreement between the company and Imperial Trust Company, Inc., effective                    (6)
               January 1, 1996

      10.18    The Company's 401K Plan, as amended                                                                       (6)

    EXHIBIT
     NUMBER                                              DESCRIPTION                                             PAGE NO./(FOOTNOTE)
------------------------------------------------------------------------------------------------------------------------------------
      10.19    Agreement Concerning Share Allocation Plan for Specific Directors of Herbalife of Japan K.K.              (8)
               dated December 30, 1996.

      10.20    Consulting Agreement between David Addis and Herbalife of America, Inc. dated January 27,                 (8)
               1997.

      10.21    Agreement between Herbalife International of America, Inc. and D&F Industries, Inc. dated                 (9)
               September 2, 1997

      10.22    Agreement between Herbalife International of America, Inc. and Dynamic Products, Inc. dated               (9)
               September 2, 1997

      10.23    Agreement between Herbalife International of America, Inc. and Raven Industries, Inc. d/b/a               (9)
               Omni-Pak Industries, dated September 2, 1997

      10.24    The Company's Supplemental Executive Retirement Plan                                                     (12)

      10.25    Credit Agreement between Herbalife International of America, Inc.  and First National Bank               (13)
               of Chicago, dated December 14, 1998

      10.26    Agreement and Plan of Merger, dated September 13, 1999, among MH Millennium Holding LLC, MH              (15)
               Millennium Acquisition Corp., Mark Hughes, the Mark Hughes Family Trust and Herbalife
               International, Inc.

      21       List of subsidiaries of the Company                                                                      (17)

      27       Financial Data Schedule                                                                                  (18)

------------


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

(16) Incorporated by reference to the Company's Current Report on Form 8-K, dated as of August 2, 2000, which included as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares

(17) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(18) Filed herewith.


(B)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated August 2, 2000, which reported pursuant to Item 5, the adoption of the Preferred Share Purchase Rights Plan by the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      August 14, 2000


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