Form 10-Q
period 2000-09-30
HERBALIFE INTERNATIONAL INC
filed 2000-11-09
CIK 791449

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                               ------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                 ------------------       ------------------

                         Commission file number 0-15712
                                                -------

                          HERBALIFE INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

Nevada                                                   22-2695420
--------                                                 --------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

1800 Century Park East, Los Angeles, California          90067
----------------------------------------------           -----------------
(Address of principal executive offices)                 (Zip Code)


                                 (310) 410-9600
                                 ---------------
              (Registrant's telephone number, including area code)


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

                              Yes [X]   No  [ ]
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

                              Yes [X]   No  [ ]
                                 -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares outstanding of each of the registrant's classes of Common Stock, as of November 1, 2000 was:

           Shares of Class A Common Stock  10,150,887
           Shares of Class B Common Stock  18,994,745

================================================================================

                          HERBALIFE INTERNATIONAL, INC.

                   Index to Financial Statements and Exhibits

           Filed with the Quarterly Report of the Company on Form 10-Q

                  For the Nine Months Ended September 30, 2000



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


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                     ASSETS


                                                                 September 30,     December 31,
                                                                     2000             1999
                                                                 ------------     ------------
CURRENT ASSETS:

     Cash and cash equivalents                                   $ 91,045,000     $138,280,000

     Marketable securities                                         26,969,000        1,163,000

     Receivables, including related party receivables of
       $5,307,000 (2000) and $5,333,000 (1999)                     31,877,000       30,326,000

     Inventories                                                  109,786,000      101,557,000

     Prepaid expenses and other current assets                     28,141,000       12,396,000

     Deferred income taxes                                          9,757,000       20,368,000
                                                                  ------------    ------------

Total current assets                                              297,575,000      304,090,000


Property, at cost, net of accumulated depreciation and
  amortization of $61,902,000 (2000) and  $54,614,000 (1999)       61,972,000       55,673,000

Deferred compensation plan assets                                  30,996,000       27,929,000

Other assets                                                        7,646,000       12,734,000

Deferred income taxes                                              12,534,000       12,279,000

Goodwill, net of accumulated amortization of
     $1,903,000 (2000) and $1,773,000 (1999)                        2,984,000        3,114,000
                                                                ------------      ------------
TOTAL                                                            $413,707,000     $415,819,000
                                                                 ============     ============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            September 30,      December 31,
                                                                 2000               1999
                                                            -------------      -------------
CURRENT LIABILITIES:

  Accounts payable                                          $  18,861,000      $  22,009,000

  Royalty overrides                                            62,148,000         64,268,000

  Accrued compensation                                         23,186,000         27,773,000

  Accrued expenses                                             31,188,000         31,338,000

  Dividends payable                                             4,367,000          4,299,000

  Current portion of contracts payable and bank loans           7,453,000          6,151,000

  Advance sales deposits                                        7,768,000          8,753,000

  Income taxes payable                                               --            6,362,000
                                                            -------------      -------------
Total current liabilities                                     154,971,000        170,953,000

NON-CURRENT LIABILITIES:

  Contracts payable, net of current portion                     1,674,000          2,229,000

  Deferred compensation liability                              26,706,000         27,194,000

  Other non-current liabilities                                 5,444,000          5,223,000
                                                            -------------      -------------
Total liabilities                                             188,795,000        205,599,000
                                                            -------------      -------------
MINORITY INTEREST                                               2,058,000          3,618,000
                                                            -------------      -------------

STOCKHOLDERS' EQUITY:

  Common stock A, $0.01 par value; 33,333,333 shares
    authorized, 10,145,671 (2000) and 10,002,568 (1999)
    shares issued and outstanding                                 101,000            100,000

  Common stock B, $0.01 par value; 66,666,667 shares
    authorized, 18,964,455 (2000) and 18,650,198 (1999)
    shares issued and outstanding                                 190,000            187,000

  Paid-in-capital in excess of par value                       58,555,000         55,390,000

  Retained earnings                                           167,105,000        150,712,000

  Accumulated other comprehensive income                       (3,097,000)           213,000
                                                            -------------      -------------
Total stockholders' equity                                    222,854,000        206,602,000
                                                            -------------      -------------
TOTAL                                                       $ 413,707,000      $ 415,819,000
                                                            =============      =============




         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          September 30,      September 30,        September 30,       September 30,
                                                              2000              1999                 2000                1999
                                                        ---------------     ---------------     ---------------    ----------------
Retail sales                                            $   442,001,000     $   446,041,000     $ 1,341,659,000    $ 1,300,605,000

     Less: Distributor allowances on product purchases      204,787,000         207,148,000         623,707,000        608,923,000
                                                        ---------------     ---------------     ---------------    ---------------
Net sales                                                   237,214,000         238,893,000         717,952,000        691,682,000

     Cost of sales                                           63,810,000          63,469,000         189,317,000        179,586,000

     Royalty overrides                                       67,500,000          66,747,000         202,182,000        201,686,000

     Marketing, distribution & administrative expenses       85,907,000          82,918,000         268,029,000        245,929,000

     Buy-out transaction expenses                                  --                  --             9,498,000               --

     Interest income - net                                      473,000             157,000           1,550,000            993,000
                                                        ---------------     ---------------     ---------------    ---------------
Income before income taxes  and minority interest            20,470,000          25,916,000          50,476,000         65,474,000

     Income taxes                                            (8,188,000)         (9,978,000)        (20,190,000)       (25,208,000)
                                                        ---------------     ---------------     ---------------    ---------------
Income before minority interest                              12,282,000          15,938,000          30,286,000         40,266,000

     Minority interest                                         (476,000)           (393,000)           (898,000)          (816,000)
                                                        ---------------     ---------------     ---------------    ---------------
NET INCOME                                              $    11,806,000     $    15,545,000     $    29,388,000    $    39,450,000
                                                        ===============     ===============     ===============    ===============

EARNINGS PER SHARE:
  Basic                                                 $          0.41     $          0.54     $          1.02    $          1.38
  Diluted                                               $          0.39     $          0.51     $          0.96    $          1.30


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                      28,861,000          28,588,000          28,723,000         28,587,000
  Dilutive effect of stock options                            1,199,000           1,754,000           1,795,000          1,756,000
                                                        ---------------     ---------------     ---------------    ---------------
  Diluted                                                    30,060,000          30,342,000          30,518,000         30,343,000
                                                        ===============     ===============     ===============    ===============



         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                             September 30, 2000    September 30, 1999
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income                                                      $  29,388,000       $  39,450,000
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                   11,720,000          10,108,000
    Deferred income taxes                                           10,355,000           1,008,000
    Unrealized foreign exchange loss                                 2,006,000           1,092,000
    Minority interest in earnings                                      898,000             816,000
    Other                                                              684,000            (102,000)
    Changes in operating assets and liabilities:
       Receivables                                                  (2,861,000)          7,193,000
       Inventories                                                 (10,893,000)         (5,763,000)
       Prepaid expenses and other current assets                   (17,745,000)         (7,253,000)
       Other assets                                                  6,952,000              41,000
       Accounts payable                                             (2,189,000)          6,189,000
       Royalty overrides                                               (99,000)         (1,515,000)
       Accrued expenses and accrued compensation                    (2,100,000)         10,533,000
       Advance sales deposits                                         (542,000)          6,755,000
       Income taxes payable                                         (6,402,000)        (17,527,000)
       Deferred compensation liability                                (488,000)          7,024,000
                                                                 -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           18,684,000          58,049,000
                                                                 -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property                                         (21,474,000)        (21,158,000)
     Proceeds from sale of property                                     90,000              51,000
     Changes in marketable securities                              (25,744,000)          2,928,000
     Deferred compensation plan                                     (3,067,000)         (8,228,000)
                                                                 -------------       -------------
NET CASH USED IN INVESTING ACTIVITIES                              (50,195,000)        (26,407,000)
                                                                 -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                (12,906,000)        (12,880,000)
     Distribution to minority interest                              (1,452,000)         (1,069,000)
     Additions to bank loans                                         3,971,000           1,901,000
     Principle payments on bank loans and contract payables         (3,183,000)         (1,296,000)
     Exercise of stock options                                       3,171,000             455,000
     Stock repurchases                                                 (16,000)               --
     Contribution from minority interest                            (1,006,000)               --
                                                                 -------------       -------------
NET CASH USED IN FINANCING ACTIVITIES                              (11,421,000)        (12,889,000)
                                                                 -------------       -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (4,303,000)         (2,644,000)
                                                                 -------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (47,235,000)         16,109,000

CASH AND CASH EQUIVALENTS AT JANUARY 1                             138,280,000         100,721,000
                                                                 -------------       -------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                        $  91,045,000       $ 116,830,000
                                                                 =============       =============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. and subsidiaries (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments necessary to present fairly the Company's financial statements as of September 30, 2000 and for the nine month periods ended September 30, 2000 and 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement as amended, establishes requirements for the recording and reporting of derivative financial instruments, including hedging transactions to be adopted by the Company on January 1, 2001. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provided the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101, as amended, was implemented by the Company on October 1, 2000. The implementation of SAB 101 did not have a material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

3. CONTINGENCIES

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

On December 16, 1998, Moshe and Dirot Miron, two of the Company's Israeli distributors, filed a lawsuit in the United States District Court for the Northern District of California, in which the Company was named defendant (the "Miron Suit"). The case appeared to be primarily a claim for breach of contract. In addition, the plaintiffs in the Miron Suit initially appeared to attempt to challenge the legality of the Company's marketing system. Subsequently, the court dismissed this purported challenge. Further, in November 1999, the court dismissed the case in its entirety without leave to amend. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Ninth Circuit. The Company believes that it has meritorious defenses to the allegations that appear to be asserted against the Company, and accordingly, does not believe this matter will have a material impact on it's financial statements.

Some of the Company's subsidiaries are subject to tax audits by governmental authorities in their respective countries, some of which governmental authorities are proposing that additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges. However, these matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution.

On September 14, 1999, three putative class action lawsuits were filed in the Superior Court of the State of California, County of Los Angeles. Five similar lawsuits subsequently were filed in the same court. In addition, four similar lawsuits were filed in the District Court, Clark County, Nevada. These lawsuits are referred to collectively as the "Lawsuits."

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

In January 2000, the defendants in the Lawsuits reached an agreement with the representative plaintiffs' counsel to settle the Lawsuits. Under the terms of the settlement agreement, among other things, (1) a payment (the "Supplemental Payment") was required to be made to the settlement class members (which included, generally, the public stockholders and the holders of the DECS securities issued by DECS Trust III) in an amount equal to $0.81 per share or DECS security, and (2) the Company was required to pay the plaintiffs' legal fees. The Company and the representative plaintiffs' counsel obtained final court approval of the settlement agreement on February 9, 2000, and the judgment dismissing the Lawsuits subsequently became final. However, because the Transactions challenged in the Lawsuits were not completed (meaning, among other things, that the Supplemental Payment to class members and the payment of the plaintiffs' legal fees were not made), the release of claims in favor of the defendants did not become effective. Consequently, it is possible that the plaintiffs in the original Lawsuits, or new plaintiffs, could file new lawsuits relating to the proposed Transactions. Accordingly, the Company does not believe this matter will have a material effect on it's financial statements.

On September 29, 2000, a putative class action lawsuit was filed in the District Court, Clark Country, Nevada (Tharp v. Herbalife International, Inc. et al.). This lawsuit alleges breaches of fiduciary obligations by the Company's directors and its majority stockholder in connection with the adoption by the Company of the Preferred Share Purchase Rights Plan and the rejection of a purported offer by a third party to acquire a controlling interest in the Company. The plaintiffs in the lawsuit request (1) an order compelling the individual defendants to take steps to "expose Herbalife to the marketplace in an effort to create an active auction of the Company", (2) an order enjoining the defendants from certain unspecified conduct having as its purpose the entrenchment of the defendants in office (3) unspecified damages, and (4) other relief. The Company has not yet answered the complaint. Based upon its preliminary analysis, the Company believes that the lawsuit is without merit and intends to defend it vigorously. Accordingly, the Company does not believe this matter will have a material effect on it's financial statements.

4. COMPREHENSIVE INCOME

     Comprehensive income is summarized as follows:



                                        Three Months Ended                  Nine Months Ended
                                  -------------------------------      --------------------------------
                                  September 30,     September 30,      September 30,       September 30,
                                      2000              1999               2000               1999
                                  ------------     --------------      -------------      ------------
Net income                        $ 11,806,000       $ 15,545,000      $ 29,388,000       $ 39,450,000

Foreign currency translation
  adjustment                        (1,608,000)         3,389,000        (3,371,000)          (384,000)
Unrealized gain/(loss) on
  marketable securities                 68,000            (19,000)           61,000            (22,000)
                                  ------------       ------------      ------------       ------------
Comprehensive income              $ 10,266,000       $ 18,915,000      $ 26,078,000       $ 39,044,000
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

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The Company has operations throughout the world (49 countries as of September 30, 2000) and is organized and managed by geographic areas. Transactions between geographic segments generally represent export sales from the United States to foreign operations. Information reviewed by the Company's chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT


                                                Three Months Ended   Nine Months Ended
                                                  September 30,         September 30,
                                                ------------------- --------------------
                                                   2000      1999      2000        1999
                                                   ----      ----      ----        -----
                                                         (DOLLARS IN MILLIONS)
TOTAL RETAIL SALES:
  United States                                  $  194.2  $  214.0  $  603.1    $  626.2
  Japan                                             103.4     126.8     306.5       372.6
  South Korea                                        36.0      35.2      99.0        88.2
  Russia                                              6.8       5.4      21.6        24.8
  All other                                         183.9     168.7     564.7       508.6
  Elimination of intersegment sales(1)              (82.3)   (104.1)   (253.2)     (319.8)
                                                 ------------------  ---------------------
     TOTAL RETAIL SALES                          $  442.0  $  446.0  $1,341.7    $1,300.6
                                                 ------------------  --------------------
DISTRIBUTOR ALLOWANCES:
  United States                                  $   78.7  $   86.7  $  232.6    $  247.1
  Japan                                              50.0      61.0     147.8       180.6
  South Korea                                        14.2      14.3      39.1        35.3
  Russia                                              3.2       2.4      10.1        11.4
  All others                                         84.4      77.7     261.8       235.0
  Elimination of intersegment allowance (U.S.)      (25.7)    (35.0)    (67.7)     (100.5)
                                                 ------------------  --------------------
     TOTAL DISTRIBUTOR ALLOWANCES                $  204.8  $  207.1  $  623.7    $  608.9
                                                 ------------------  --------------------
NET SALES                                        $  237.2  $  238.9  $  718.0    $  691.7
                                                 ==================  ====================
OPERATING INCOME:
  United States                                  $   36.0  $   35.8  $  131.4    $  139.9
  Japan                                              14.5      21.4      41.8        52.3
  South Korea                                         7.8       7.8      23.0        20.4
  Russia                                             (0.1)      1.0      (2.6)       (3.9)
  All others                                          6.6      14.6      18.8        30.1
  Corporate expenses                                (13.4)    (16.0)    (57.6)      (46.3)
  Net interest income                                 0.5       0.2       1.6         1.0
  Elimination of intersegment gross profit          (31.4)    (38.9)   (105.9)     (128.0)
                                                 ------------------  --------------------
     TOTAL                                       $   20.5  $   25.9  $   50.5    $   65.5
                                                 ------------------  --------------------
  Income taxes                                       (8.2)    (10.0)    (20.2)      (25.2)
  Minority interest                                  (0.5)     (0.4)     (0.9)       (0.8)
                                                 ------------------  --------------------
NET INCOME                                       $   11.8  $   15.5  $   29.4    $   39.5
                                                 ==================  ====================
NOTES:

(1) Includes intersegment sales of:
         United States                           $   81.9  $  103.9  $  251.2    $  314.7
         All others                                   0.4       0.2       2.0         5.1
                                                 ------------------  --------------------
     TOTAL                                       $   82.3  $  104.1  $  253.2    $  319.8
                                                 ==================  ====================

SALES BY PRODUCT LINE

Food & Dietary Supplement                        $  192.1  $  201.2  $  594.3    $  591.5
Weight Management                                   189.3     189.1     561.7       534.4
Personal Care Products                               51.2      45.8     144.4       140.5
Literature, Promotional and Other                     9.4       9.9      41.3        34.2
                                                 ------------------  --------------------
   Total Retail Sales                            $  442.0  $  446.0  $1,341.7    $1,300.6
                                                 ==================  ====================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout this Report, "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales," and the Company does not monitor the actual retail prices charged for its products. "Net sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts referred to as "distributor allowances," which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict the allowances. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company utilizes importers in a limited number of markets and, under some circumstances, the Company extends credit terms. The Company's "gross profit" consists of net sales less (1) "cost of sales," consisting of the prices the Company pays to its manufacturers for products and costs related to product shipments, duties and tariffs and similar expenses, and (2) "royalty overrides," currently consisting of (A) royalty overrides and bonuses, which total approximately 15% and 7%, respectively, of the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (B) the President's Team Bonus payable to some of the Company's most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (C) other one-time incentive cash bonuses to qualifying distributors. Because of local country regulatory constraints, the Company may be required in particular markets to modify its typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. The Company also offers reduced distributor allowances and pays reduced royalty overrides with respect to certain products worldwide. Royalty overrides, as reported in the Company's consolidated financial statements and selected financial data appearing elsewhere in this Report, are net of a shipping and handling fee (6% of retail sales until January 31, 1999 and 7% after February 1, 1999) that the Company charges its distributors on purchases of products from the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RETAIL SALES

Retail sales for the three and nine months ended September 30, 2000 decreased 0.9% and increased 3.2% respectively, to $442.0 million and $1,341.7 million as compared to sales of $446.0 million and $1,300.6 million for the corresponding periods of the prior year.

RETAIL SALES BY GEOGRAPHICAL SEGMENTS (DOLLARS IN MILLIONS):


                           Three Months Ended September 30,                                 Nine Months Ended September 30,
                     ----------------------------------------------------    -----------------------------------------------------
                                                            % Change in                                               % Change in
                                                   %           Local                                        %            Local
                       2000         1999         Change      Currency           2000           1999       Change        Currency
                       ----         ----         ------      --------           ----           ----       ------        --------
Asia/Pacific Rim       190.8        193.6         -1.4%        -5.0%            555.6          554.3       0.2%          -5.5%
Europe                  96.0        109.3        -12.2%         0.1%            315.0          345.5      -8.8%           2.0%
The Americas           155.2        143.1          8.5%         8.2%            471.1          400.8      17.5%          17.4%
                   ----------     ---------     --------      --------       ---------     ----------     ------        -------
Total Retail Sales     442.0        446.0         -0.9%         0.3%          1,341.7       1,300.6        3.2%           3.5%
                   ==========     =========     ========      ========       =========     ==========    =======        ========


Retail sales in Asia/Pacific Rim decreased 1.4% and increased 0.2%, or $2.8 million and $1.3 million, for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The decrease for the three months ended September 30, 2000 was mainly due to retail sales decrease in Japan of 18% to $103.4 million, which was partly offset by increases in retail sales in India, Taiwan and Hong Kong. Retail sales in India, which began selling products in November 1999, were $10.8 million for the three months ended September 30, 2000 and retail sales for Taiwan and Hong Kong increased 45% and 39% to $16.5 million and $15.6 million, respectively, compared to the same period last year. For the nine months ended September 30, 2000, retail sales were unchanged when compared to the same period last year. Within the region, retail sales in India of $41.0 million and increases in retail sales in Taiwan and South Korea of 34% and 12% to $45.5 million and $99.0 million, respectively, were offset by a decrease in retail sales in Japan of 18% to $306.5 million, as compared to the same period in 1999. In local currency, retail sales for the region decreased 5.0% for the three months ended September 30, 2000 and decreased 5.5% for the nine months ended September 30, 2000.

Retail sales in Europe decreased 12.2% and 8.8%, or $13.3 million and $30.5 million, for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The region's sales decreases were primarily due to the weakening of European currencies against the U.S. Dollar resulting in lower sales for the region when translated into the U.S. Dollar, the Company's reporting currency. In local currency, retail sales for the region increased 0.1% for the three months ended September 30, 2000 and increased by 2.0% for the nine months ended September 30, 2000. Retail sales in Italy decreased 22% and 12% measured in U.S. dollar for the three and nine months ended September 30, 2000. Retail sales decreases were partially offset by a retail sales increase in Germany of 5% and 9% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999.

Retail sales in the Americas increased 8.5% and 17.5%, or $12.1 million and $70.3 million, for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The region's sales increases were primarily due to increases in the United States, Mexico and Brazil. Retail sales in the United States for the three and nine months ended September 30, 2000 increased 2% and 13% respectively, to $112.4 million and $351.7 million as compared to sales of $110.2 million and $311.5 million for the corresponding periods of the prior year. Retail sales in Mexico for the three and nine months ended September 30, 2000 increased 68% and 73% respectively, to $21.2 million and $54.8 million as compared to sales of $12.7 million and $31.6 million for the corresponding periods of the prior year. Retail sales in Brazil for the three and nine months ended September 30, 2000 increased 16% and 24% respectively, to $10.7 million and $32.7 million compared to sales of $9.3 million and $26.4 million for the corresponding periods of the prior year. In local currency, retail sales for the region increased 8.2% and 17.4% for the three and nine months ended September 30, 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RETAIL SALES BY PRODUCT SEGMENTS (DOLLARS IN MILLIONS):


                                    Three Months Ended September 30,             Nine Months Ended September 30,
                                    -----------------------------------------------------------------------------------
                                                                    %                                             %
                                      2000          1999          Change          2000           1999           Change
                                    ---------  -------------   ------------   ------------   -------------   ----------
Food & Dietary Supplements           192.1         201.2          -4.5%            594.3         591.5           0.5%
Weight Management                    189.3         189.1           0.1%            561.7         534.4           5.1%
Personal Care                         51.2          45.8          11.8%            144.4         140.5           2.8%
Literature/ Promotional/ Other         9.4           9.9          -5.1%             41.3          34.2          20.8%
                                    ---------  -------------    -----------   ------------   -------------   ----------

   Total Retail Sales                442.0         446.0          -0.9%          1,341.7       1,300.6           3.2%
                                    =========  =============    ===========   ============   =============   ==========

The third quarter decrease in the food and dietary supplements line was primarily due to the same factors identified in the geographical segments previously discussed. The increase in personal care sales was primarily due to the introduction in September 2000 of color cosmetics in South Korea. For the nine months ended September 30, 2000, the increase in the literature, promotional and other category was primarily due to increases in sales of distributor kits (containing products, training materials, and distributor applications) and a reduction in returns. Prior year numbers for retail sales by product line have been reclassified to conform with current year presentation.

OPERATING INFORMATION:
---------------------

Gross profit of $105.9 million and $326.5 million for the three and nine months ended September 30, 2000 was $2.8 million lower and $16.1 million higher, or 2.6% lower and 5.2% higher than gross profit of $108.7 million and $310.4 million in the same periods of 1999. As a percentage of retail sales, gross profit for the three and nine months ended September 30, 2000 as compared to the same periods in the year 1999 decreased from 24.4% to 24.0% and increased from 23.9% to 24.3%, respectively. For the three months ended September 30, 2000, a change in sales mix and a special distributor incentive paid out in the third quarter of 2000 contributed to the decrease in gross profit as a percentage of retail sales. The adverse impact from the change in sales mix is a consequence of Japan's sales decline, where the gross profit as a percent of retail sales is relatively higher than in other markets. For the nine months ended September 30, 2000, gross profit, as a percentage of retail sales, increased primarily due to lower special distributor incentives paid in 2000 compared to 1999.

Marketing, distribution and administrative expenses, as a percentage of retail sales, were 19.4% and 20.7% for the three and nine months ended September 30, 2000 as compared to 18.6% and 18.9% in the same periods in 1999. These expenses for the same periods increased 3.6% and 9.0% to $85.9 million and $268.0 million from $82.9 and $245.9 million in the same periods in 1999. For the three months ended September 30, 2000, the increase was primarily due to an increase in staffing concentrated in the Company's distributor service groups, professional fees to support technology initiatives and foreign exchange losses. These increases were offset by lower sales event expenses for the period compared to last year. For the nine months ended September 30, 2000, the increase was mainly due to higher sales event expenses, new country operating expenses (primarily India), and increases in infrastructure costs. These increases were partially offset by a gain related to a key man life insurance policy of approximately $5 million, which was recognized during the quarter ended June 30, 2000.

In the current year first quarter, the Company recorded a one-time charge of $9.5 million, equivalent to $0.18 per diluted share, relating to fees and expenses in connection with the termination of a proposed buy-out transaction. Excluding the non-recurring charge, net income for the nine months ended September 30, 2000 would have been $35.1 million or $1.14 per diluted share, equal to an increase of $0.18 per diluted share higher than actual net income per diluted share reported.

In the first nine months of 2000, most European currencies weakened against the U.S. dollar, while most Asian currencies remained stable or strengthened against the U.S. dollar. In the Americas, there was no significant change in currencies against the U.S. dollar. During this period, the Japanese Yen strengthened against the U.S. Dollar resulting in proportionately higher revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. The effect of the stronger Japanese Yen on the Company's net income per diluted share for the three and nine months ended September 30, 2000 was an increase of approximately $0.03 and $0.13, respectively, as compared to the exchange rates in effect for the same periods of 1999. The strengthening of the Yen was offset by the weakening of European currencies against the U.S. Dollar resulting in a decrease of $0.04 and $0.15 in net income per diluted share for the three and nine months ended September 30,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 as compared to the same periods. Although the effect of foreign currency changes of this nature in other countries was not individually material to the operations of the Company; in the aggregate, the strengthening of the U.S. Dollar in relation to the currencies of other countries for the three and nine months ended September 30, 2000 had a positive effect of approximately $0.02 and $0.06 per diluted share as compared to the exchange rates in effect for the same periods in the prior year.

Income taxes of $8.2 million for the three months ended September 30, 2000 decreased from $10.0 million in the same period of 1999. For the nine months ended September 30, 2000 income taxes of $20.2 million decreased from $25.2 million in the same period of 1999. As a percentage of pre-tax income, the estimated annual effective income tax rate increased to 40.0% from 38.5% due to a change in the mix of foreign and domestic income. This rate could vary depending upon changes in the future mix of income.

Net income for the three and nine months ended September 30, 2000 decreased 24.1% and 25.5% to $11.8 million and $29.4 million as compared to the same periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. For the nine months ended September 30, 2000, net cash provided by operating activities was $18.7 million, compared to $58.0 million for the same period in 1999. The primary uses of cash resulted from increases in inventory and prepaid balances and a decrease in income taxes payables.

Capital expenditures for the nine months ended September 30, 2000 were $21.5 million compared to $21.2 million for the same period in 1999. The majority of the 2000 expenditures resulted from continued investment in management information systems and expansion of new and existing facilities. The Company is planning additional capital expenditures of approximately $5.5 million during the current year for the further development of management information systems and expansion of new and existing facilities. In connection with its entry in each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center or sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the capital requirements associated with entry into new markets vary, the Company estimates that up to $1.3 million will be required for pre-opening expenses, capital expenditure and other operating cash flow needs associated with its remaining 2000 new market expansion activities.

Stockholders' equity increased $16.3 million to $222.9 million during the nine months ended September 30, 2000. For the nine months of 2000, net income of $29.4 million was offset by dividends declared of $13.0 million and a translation loss of $3.4 million. The payment of dividends is determined by the Board of Directors at its discretion and the amounts of dividends declared and paid in future quarters will depend, among other factors, on profitability, as well as other planned uses of the Company's cash resources.

Cash and cash equivalents and marketable securities totaled $118.0 million at September 30, 2000 compared to $139.4 million at December 31, 1999.

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

For a number of years, a substantial majority of the Company's weight management products and food and dietary supplements have been manufactured and sold to the Company by subsidiaries of Global Health Sciences, Inc. ("Global"). In September 1997, the Company entered into new three-year supply agreements with those subsidiaries that became effective in January 1998. In its recent SEC filings, Global has disclosed that it has failed to meet the minimum EBITDA requirement under its senior bank credit facility, resulting in the failure to meet other financial covenant ratios as well. Global reported that it has been actively engaged in discussions with other lenders to replace or refinance the existing line, and that it was also considering raising additional capital to cure the deficiency under the existing line. Global warned, however, that there

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

can be no assurance that it will obtain a replacement facility or that any replacement facility would provide it with significant additional liquidity. In addition, in a June 23, 2000 press release, Global reported disappointing second quarter earnings, which it attributed primarily to a reduction in sales to the Company during that period, and indicated that it had been unable to obtain replacement credit for its existing secured credit facility. Global further indicated that it was considering various alternatives to improve liquidity, including retaining a financial advisor, implementing significant cost reduction measures and/or obtaining supplemental or alternative debt and/or equity arrangements. In August 4, 2000 and September 15, 2000 press releases, Global further reported that it had retained a financial advisor and legal counsel in connection with a possible restructuring of its senior notes and senior secured bank debt. On November 1, 2000, Global announced that it would not make the interest payment to its noteholders due on that date, indicating that Global's senior secured lenders had insisted that no payments be made to noteholders "pending resolution of the negotiations."

The Company's supply agreements with Global expire at the end of 2000. The Company is continuing to work toward the continuation of a significant supply relationship with Global after the expiration of the current supply agreements, on prudent and competitive business terms. However, there can be no assurance that a continuing supply relationship will be achieved. Further, there can be no assurance that Global's financial condition, or a deterioration in such financial condition or in the relationship between Global and its creditors, or actions by such creditors to protect their positions, will not result in a supply interruption to, or otherwise materially and adversely affect, the Company. The Company has "second sourced" substantially all of its weight management products and food and dietary supplements with alternative manufacturers, and the Company recently placed binding purchase orders with certain of those manufacturers covering most of the Company's product requirements in the weight management and food and dietary supplement product categories for the first quarter of 2001. Consequently, even assuming that the Company and Global reach an agreement whereby Global will make material supply deliveries to the Company as part of the Company's first quarter of 2001 requirements (and there can be no assurance that such an agreement will be achieved), the Company expects to purchase the substantial majority of its requirements for that quarter from other manufacturers. The Company anticipates, given the substantial quantity of product involved, that the Company may well experience supply disruptions, out-of-stock situations and similar supply problems as it begins purchasing product from new manufacturers. However, the Company is devoting substantial resources to ensuring a smooth transition and currently expects that supply problems, if any, will be temporary and will not have a material adverse effect on the Company's results of operations. Despite the Company's efforts, however, there can be no assurance that the purchase of substantial quantities of products from new manufacturers will not have such a material adverse effect.

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

As of September 30, 2000, the Company had $33 million of credit facilities, including a $25 million unsecured committed line of credit. These facilities provide letters of credit and borrowings. The total borrowings amounted to $5.1 million as of September 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides information about the details of our option contracts at September 30, 2000.


                                                           U.S. DOLLAR         AVERAGE
                                                            EQUIVALENT          STRIKE          FAIR             MATURITY
                                                             COVERAGE            RATE           VALUE              DATE
                                                             --------         ---------      ----------       -------------

PURCHASED PUTS (COMPANY MAY SELL YEN/BUY USD)
Japanese Yen............................................. $   6,000,000        107-108       $   56,000       Sept - Oct  2000
Japanese Yen.............................................     6,000,000        107-108           72,000       Sept - Nov  2000
Japanese Yen.............................................     6,000,000        107-108           85,000       Sept - Dec 2000
                                                          -------------                       ---------
                                                          $  18,000,000                       $ 213,000
WRITTEN CALLS (COUNTERPARTY MAY BUY YEN/SELL USD)
Japanese Yen............................................. $   6,000,000        100-101        $       -       Sept - Oct 2000
Japanese Yen.............................................     6,000,000         99-100                -       Sept - Nov 2000
Japanese Yen.............................................     6,000,000         98-99            (3,000)      Sept - Dec 2000
                                                          -------------                       ---------
                                                          $  18,000,000                       $  (3,000)


Foreign exchange forward contracts are occasionally used to hedge non-functional currency loans between subsidiaries and bank borrowings. The objective of these contracts is to reduce the impact of foreign currency movements on the subsidiary's financial results. The fair value of forward contracts are based on dealer quotes.

The table below describes the forward contracts outstanding at September 30, 2000:


                                                                                                                      Fair
                                Contract      Forward Position             Maturity               Contract          Value in
       Foreign Currency           Date         in U.S. Dollars                Date                  Rate           US Dollars
---------------------------    ---------     ------------------    ----------------------     ---------------     ------------
Buy DEM  / Sell USD             09/11/00         $1,524,000         10/30/00-8/31/01             2.23-2.26         $1,558,000
Buy FRF  / Sell USD             09/11/00          1,454,000         10/30/00-7/31/01             7.50-7.59          1,486,000
Buy ITL  / Sell USD             09/11/00          8,595,000         10/31/00-8/31/01             2216-2245          8,808,000
Buy GBP  / Sell FRF             04/13/00          1,507,000            03/30/01                    10.6874          1,536,000
Buy GBP  / Sell ITL             06/23/00          1,447,000            06/15/01                      3,034          1,541,000


The Company periodically utilizes bank debt at certain foreign subsidiaries to reduce the impact of foreign currency movements on the subsidiary's operating results. At September 30, 2000 the Company's foreign subsidiaries had $5.3 million of outstanding bank debt.

All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At September 30, 2000, the total amount of cash held by foreign subsidiaries primarily in Japan and Korea, was $74.0 million of which $5.5 million was maintained or invested in U.S. dollars.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table lists the Company's cash equivalents and short-term investments at September 30, 2000:


                                                                                                                       FAIR
                                       2000        2001      2002      2003      2004     THEREAFTER     TOTAL         VALUE
                                  -------------  -------- ---------  --------  --------  ------------  ---------     ----------
Cash equivalents..............    $  6,987,000   $    --   $    --    $    --  $      --   $      --   $  6,987,000  $ 6,987,000
  Average interest rate.......            3.95%
Short term investments........         118,000        --        --         --         --          --        118,000      118,000
  Average interest rate.......            3.22%
Long term investments.........      26,786,000        --        --         --         --          --     26,786,000   26,851,000
  Average interest rate.......            3.32%
                                  -----------------------------------------------------------------------------------------------
        Total.................    $ 33,891,000        --        --         --         --          --   $ 33,891,000  $33,956,000
                                  ===============================================================================================


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 27, 2000, the Company's Board of Directors adopted a Preferred Shared Purchase Rights Plan (the "Plan"). See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on July 27, 2000 in Beverly Hills, California 8,467,455 shares of the Company's Class A Common Stock were present either in person or by proxies solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

     The Stockholders voted on the following matters:

     To elect six directors to serve on the Company's Board of Directors:


                                                       Number                     Number
                                                     of Shares                   of Shares
                                                        For                      Withheld
                                                     ---------                   --------
         Christopher Pair                            8,423,782                    43,673
         Conrad Klein                                8,423,782                    43,673
         Edward J. Hall                              8,423,782                    43,673
         John Reynolds                               8,423,782                    43,673
         Christopher M. Miner                        8,423,782                    43,673
         Francis Tirelli                             8,423,782                    43,673


ITEM 5. OTHER INFORMATION

     None.

                          HERBALIFE INTERNATIONAL, INC.

(A)  EXHIBIT INDEX



     EXHIBIT
      NUMBER                                               DESCRIPTION                                         PAGE NO./(FOOTNOTE)
---------------- ------------------------------------------------------------------------------------------------------------------
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
                 dated December 30, 1996.



     EXHIBIT
      NUMBER                                               DESCRIPTION                                         PAGE NO./(FOOTNOTE)
---------------- ------------------------------------------------------------------------------------------------------------------

      10.20      Consulting Agreement between David Addis and Herbalife of America, Inc. dated January 27,             (8)
                 1997.

      10.21      Agreement between Herbalife International of America, Inc. and D&F Industries, Inc. dated             (9)
                 September 2, 1997

      10.22      Agreement between Herbalife International of America, Inc. and Dynamic Products, Inc. dated           (9)
                 September 2, 1997

      10.23      Agreement between Herbalife International of America, Inc. and Raven Industries, Inc. d/b/a           (9)
                 Omni-Pak Industries, dated September 2, 1997

      10.24      The Company's Supplemental Executive Retirement Plan                                                 (12)

      10.25      Credit Agreement between Herbalife International of America, Inc.  and First National Bank           (13)
                 of Chicago, dated December 14, 1998

      10.26      Agreement and Plan of Merger, dated September 13, 1999, among MH Millennium Holding LLC, MH          (15)
                 Millennium Acquisition Corp., Mark Hughes, the Mark Hughes Family Trust and Herbalife
                 International, Inc.

      10.27      Employment agreement, dated as of October 5, 2000, between Christopher Pair and Herbalife            (18)
                 International, Inc. and Herbalife International of America, Inc.

      10.28      Employment agreement, dated as of August 20, 2000, between Robert A. Sandler and Herbalife           (18)
                 International, Inc. and Herbalife International of America, Inc.

      10.29      Employment agreement, dated as of November 1, 2000, between John Reynolds and Herbalife              (18)
                 International, Inc. and Herbalife International of America, Inc.

      10.30      Employment agreement, dated as of August 20, 2000, between Timothy Gerrity and Herbalife             (18)
                 International, Inc. and Herbalife International of America, Inc.

      10.31      Employment agreement, dated as of August 20, 2000, between Carol Hannah and Herbalife                (18)
                 International, Inc. and Herbalife International of America, Inc.

      10.32      Employment agreement, dated as of August 20, 2000 between Brian Kane and Herbalife                   (18)
                 International, Inc. and Herbalife International of America, Inc.

      10.33      Employment agreement, dated as of November 1, 2000 between Conrad Lee Klein and Herbalife            (18)
                 International, Inc. and Herbalife International of America, Inc.

      10.34      The Company's Senior Executive Change in Control Plan, effective June 29, 2000.                      (18)

      10.35      The Company's Management Employee Change in Control Plan, effective June 29, 2000.                   (18)

      21         List of subsidiaries of the Company                                                                  (17)

      27         Financial Data Schedule                                                                              (18)

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



Date:      November 9, 2000


                          HERBALIFE INTERNATIONAL, INC.
                                  (Registrant)


                            By: /s/ TIMOTHY GERRITY
                                -----------------------------
                                       Timothy Gerrity
                                 Executive Vice President and
                                  Chief Financial Officer