Form 10-K405
period 2000-12-31
HERBALIFE INTERNATIONAL INC
filed 2001-03-30
CIK 791449

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-15712

                         HERBALIFE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEVADA                                       22-2695420
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

    1800 CENTURY PARK EAST, LOS ANGELES,                           90067
                  CALIFORNIA
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (310) 410-9600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: CLASS A COMMON
                             STOCK, $.01 PAR VALUE
                      CLASS B COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     The aggregate market value of the Registrant's Class A and Class B Common Stock on March 8, 2001 held by nonaffiliates was approximately $102 million. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of this Form and the Registrant is not bound by this determination for any other purpose.)

     The number of shares outstanding of the registrant as of March 8, 2001 was:

                   10,150,711 Shares of Class A Common Stock
                   18,994,393 Shares of Class B Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

     With the exception of the actual reported financial results and other historical information, the statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking statements that involve material risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: the regulatory environment, consumer acceptance of network marketing, economic conditions in the countries in which the Company operates, the effect of competition both for distributors and the sale of products, adverse publicity and in-region cultural or demographic factors and other risks indicated in the Company's filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS

                     BACKGROUND AND CORPORATE ORGANIZATION

GENERAL

     We are a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products worldwide. As of December 31, 2000, we conducted business in 49 countries located in Asia/Pacific Rim, Europe and The Americas. Retail sales in those regions represented 41.2%, 23.9% and 34.9%, respectively, of our total retail sales in 2000.

     We experienced growth in retail sales during each of the years from 1996 to 1999. In 2000, retail sales have declined modestly. During the full five year period from 1996 to 2000, our retail sales grew from $1.20 billion to $1.76 billion, representing a compound annual growth rate of 10.1%.

     Our products are marketed exclusively through a network marketing system. This system enables our independent distributors to earn profits by selling Herbalife products to retail consumers or other distributors. Distributors may also develop their own distributor downline organizations by sponsoring other distributors to do business in any market where we operate, entitling the sponsors to receive royalty overrides (cash incentives, including commissions and bonuses) on product sales within their downline organizations.

     Management believes that Herbalife's network marketing system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use Herbalife's products themselves. Our network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment.

HISTORY AND ORGANIZATION

     We began operations in February 1980 as a California limited partnership and operated in that form through December 1985, with the exception of an interim period from October 1981 through August 1983 when the business was operated through a California corporation. In July 1986, our business was transferred from the California limited partnership to its corporate general partner, Herbalife International of America, Inc. ("Herbalife of America"). In November 1986, Herbalife of America was acquired in a stock-for-stock reorganization by Sage Court Ventures, Inc. ("Sage Court"). As a result of the acquisition, Herbalife of America became a wholly owned subsidiary of Sage Court and the former stockholders of Herbalife of America acquired a controlling interest in Sage Court. Sage Court's name was formally changed to Herbalife International, Inc. in November 1986.

     Herbalife International, Inc. operates through 47 domestic and foreign subsidiaries, virtually all of which are wholly owned. Except as the context otherwise requires, references to "Herbalife" and the "Company" include Herbalife International, Inc. and its operating subsidiaries.

EXECUTIVE OFFICES

     Our executive offices are located at 1800 Century Park East, Los Angeles, California 90067. Our telephone number is (310) 410-9600.

BUSINESS STRATEGY

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

     The opportunity to become an Herbalife distributor appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment. Additionally, the introduction of new products that target consumers outside our core product lines attracts new distributors to Herbalife who may not otherwise have been attracted to our distribution system. For example, by offering our personal care products, we attract a segment of people interested in selling personal care products who might not otherwise be interested in selling weight management or nutritional supplement products.

     EXPAND PRODUCT OFFERINGS. We intend to leverage our brand awareness and distribution channel by offering targeted new products that we identify as suitable for the direct selling market. To facilitate our expansion into new product lines, we have an in-house product development staff and utilize external consultants, scientists and physicians. From January 1998 through December 2000, we introduced 12 new weight management products, 27 new nutritional supplement products and 42 new personal care products. We intend to introduce several new products in 2001. We also have extended our nutritional supplements product line to target a market with aging and longevity concerns.

     We own substantially all of our product formulas, and we contract with various manufacturers to produce our products to precise specifications. Without the managerial and operational overhead of owning manufacturing facilities, we have the flexibility to develop new products and product variations and to choose from products offered to us by other product suppliers.

     EXPAND INTO NEW MARKETS. We plan to increase our sales by introducing popular Herbalife products into our existing markets where they are not yet available and by entering new markets. Of the 74 weight management products and nutritional supplements that we offer, only a limited number are currently available in all of our operating countries. The timely introduction of new, high-quality products into an existing market generates enthusiasm among our distributors by creating additional sales opportunities. We will continue to evaluate potential new markets based on the demand for our products as well as the potential to create an effective distribution base. We recently opened Morocco, our 50th country, and we plan to open China late 2001.

     We engage government relations personnel throughout the world who take a systematic, proactive approach to working with government and licensing agencies in both new and existing markets to ensure that our products and distribution model are in compliance with all local laws and regulations. We also utilize outside market consultants and work with private organizations throughout the world to prepare for introducing our products in diverse markets.

PRODUCT OVERVIEW

     Our products include weight management products, nutritional supplements, and personal care products. We currently market 179 products, exclusive of (1) variations in product flavors and colors, (2) reformulations of products to satisfy regulatory requirements within a particular country and (3) similar variations of our basic product line. A limited number of our personal care products are classified in the United States as OTC drugs. See "-- Regulation."

     The following chart summarizes the number of products we offer in our principal product categories as of December 31, 2000 and retail sales information by product category during the indicated periods. We have reclassified prior year numbers to conform with current year presentation of product classification.

                           PRODUCT SALES BY CATEGORY

                                                              YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------
                                             2000                      1999                      1998
                                    -----------------------   -----------------------   -----------------------
                                                PERCENT OF                PERCENT OF                PERCENT OF
         PRODUCT CATEGORY            RETAIL    TOTAL RETAIL    RETAIL    TOTAL RETAIL    RETAIL    TOTAL RETAIL
 (NUMBER OF PRODUCTS IN CATEGORY)    SALES        SALES        SALES        SALES        SALES        SALES
 --------------------------------   --------   ------------   --------   ------------   --------   ------------
                                                               (DOLLARS IN MILLIONS)
Weight Management(18).............  $  742.3       42.1%      $  741.0       41.3%      $  648.4       39.4%
Nutritional Supplements(56).......     771.2       43.7%         807.8       45.0%         729.6       44.4%
Personal Care Products(105).......     200.6       11.4%         198.1       11.1%         199.0       12.1%
Literature, Promotional and
  Other...........................      50.8        2.8%          46.6        2.6%          67.8        4.1%
                                    --------                  --------                  --------
          Total...................  $1,764.9                  $1,793.5                  $1,644.8
                                    ========                  ========                  ========

     WEIGHT MANAGEMENT PRODUCTS. Our weight management products include the following: (1) Formula 1 Protein Mix, a protein powder in four different flavors designed as a meal replacement; (2) the four Thermojetics(R) weight management tablets (original green, green, beige and yellow) used as part of our weight management program; and (3) Thermojetics(R) Herbal Concentrate, an herbal beverage blended from five natural botanicals, now offered in three different flavors. In December 1999, we introduced a new alternative Thermojetics(R) program, named the Thermojetics(R) High-Protein, Low-Carb Program, which is comprised of snack bars, the Thermojetics(R) Gold Herbal Supplement Tablets and shakes, soup and drink mixes. Most recently, we introduced a low carb bread mix, low carb dessert mix and low carb soy nuts. For the last three years, approximately 40% of our sales were derived from our 18 weight management products and approximately 20% of our sales were derived from our Formula 1 Protein Mix.

     NUTRITIONAL SUPPLEMENTS. Our nutritional supplements include a variety of products, each containing herbs, vitamins, minerals and other natural ingredients. Some of these products are targeted to specific consumer groups. For example, we offer Tang Kuei, Woman's Choice and Women's Advantage specifically for women; Male Factor 1000(R), Male Performance Complex and Ultimate Prostate Formula for men; Kindermins(R), Dinomins and DinoShakes(R), which are designed to meet the nutritional needs of children; and the Longetics(R) Program for mature adults. We also offer several antioxidants, such as Extreme C tablets, Mega Garlic, Schizandra Plus, RoseOx, and Echinacea Plus. Other signature products include Herbal-Aloe, multivitamin, Cell Activator(R), Cell-U-Loss(R), N.R.G., Thermo-Bond(R), Aminogen, Florafiber, Xtra-Cal, Herbalifeline(R), Sleep Now, Herbal Calmative and A.M. Replenishing and P.M. Cleansing formulas.

     PERSONAL CARE PRODUCTS. We market most of our personal care product line under the name Dermajetics(R), which we initially launched in 1995. The Dermajetics(R) product line consists of the following products: The Skin Survival Kit, consisting of a day and night moisturizer, a deep cleaning facial mask and a hydrating eye gel; Nature's Mirror(R), consisting of a cleanser, toner and moisturizer for each of three different skin types and four specialty care products; Parfums Vitessences, consisting of six eaux de toilette, three for men and three for women; "Man" and "Woman" fragrances; Good Hair Day, consisting of seven hair care products; Ocean Currents(R), consisting of five bath products; the Acne Treatment System, consisting of four products; AromaVie(R), consisting of three aromatic soaps and oils; and other specialty personal care products, including Herbal Aloe Gel and Lotion, Soothing Spray, Cleansing Bars, Body Wash, Super APR (Arthritis Pain Relief), a sun care line, Body Buffing and Toning Cream, and Dinokids(TM), a children's line consisting of six products. We market our cosmetics products under the name "Colour," which we launched in 1998 and currently offer in the United States, Canada, Europe, Mexico, Venezuela, Japan and Korea. The "Colour" products consist of four collections of eye and cheek colors as well as: lipsticks; coordinated eye, brow and lip pencils; lash colors; concealers; liquid foundation, liquid eye liner, oil free-liquid foundation and two-in-one foundations.

EDUCATIONAL AND PROMOTIONAL MATERIALS

     We also sell educational and promotional materials, including sales aids, informational videotapes and cassette recordings. In addition, we sell distributor kits (called "International Business Packs") at a worldwide average cost of approximately $64 per kit, which an individual must purchase in order to become one of our distributors (except in South Korea, where there is no charge for a distributor kit). Sales of distributor kits are not subject to distributor allowances. Accordingly, we receive the entire retail sales amount from the sale of the distributor kits.

PRODUCT MANUFACTURING AND DEVELOPMENT

     We expand our product lines through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, our executives, staff, consultants and outside parties. In advance of introducing products into our markets, local counsel and other representatives retained by us investigate product formulation matters as they relate to regulatory compliance and other issues. Our products are then reformulated to suit both the regulatory and marketing requirements of the particular market. See "-- Regulation."

     All of our products are manufactured by outside companies. For a number of years, a substantial majority of our weight management products and nutritional supplements were manufactured and sold to us by subsidiaries of Global Health Sciences, Inc. ("Global"). In September 1997, we entered into new three-year supply agreements with those subsidiaries that became effective in January 1998. Our supply agreements with Global expired at the end of 2000. In December 2000, Global and its principal stockholder, Richard Marconi, filed a lawsuit against us, in Orange County, California Superior Court (see Item 3 Legal Proceedings). On January 29, 2001, Global announced that it filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate a sale of its business. Notwithstanding the expiration of the supply agreements and notwithstanding the Global bankruptcy filing, we have continued to work toward a continuing supply relationship with Global. However, there can be no assurance that a continuing supply relationship with Global will be achieved or sustained. Further, there can be no assurance that Global's financial condition, or a deterioration in such financial condition or in the relationship between Global and its creditors, or actions by such creditors to protect their positions, will not result in a supply interruption to, or otherwise materially and adversely affect us. We have "second sourced" substantially all of our weight management products and nutritional supplements with alternative manufacturers. Further, we currently expect to purchase the substantial majority of our requirements from such alternative manufacturers. We anticipate, given the substantial quantity of product involved, that we may experience supply disruptions, out-of-stock situations and similar supply problems as we begin purchasing product from new manufacturers. However, we are devoting substantial resources to ensuring a smooth transition and currently expect that supply problems, if any, will be temporary and will not have a material adverse effect on our results of operations. Despite our efforts, however, there can be no assurance that the purchase of substantial quantities of products from new manufacturers will not have a material adverse effect.

                     NUMBER OF PRODUCTS OFFERED BY CATEGORY
                           (AS OF DECEMBER 31, 2000)

                                                                  NUMBER OF
                                                  NUMBER OF      NUTRITIONAL      NUMBER OF         TOTAL
                                                   WEIGHT        SUPPLEMENT        PERSONAL       NUMBER OF
                                                 MANAGEMENT       PRODUCTS           CARE         PRODUCTS
                                     YEAR         PRODUCTS         (56 IN          PRODUCTS        (179 IN
            COUNTRY               ENTERED(1)    (18 IN TOTAL)      TOTAL)       (105 IN TOTAL)     TOTAL)
            -------               ----------    -------------    -----------    --------------    ---------
ASIA/PACIFIC RIM
  Australia.....................     1983             2              13               56              71
  New Zealand...................     1988             2              12               54              68
  Hong Kong.....................     1992             4               9               62              75
  Japan.........................     1993             6              12               69              87
  Philippines...................     1994             4               5               17              26
  Taiwan........................     1995             2               5               51              58
  South Korea...................     1996             3               6               52              61
  Thailand......................     1997             3               4               31              38
  Indonesia.....................     1998             2               4               --               6
  India.........................     1999             1               4               --               5
EUROPE
  United Kingdom................     1984             9              14               96             119
  Israel........................     1989             5              14               26              45
  Spain.........................     1989             8               9               96             113
  France........................     1990             8               8               96             112
  Germany.......................     1991             9               8               96             113
  Italy.........................     1992             9               9               96             114
  Portugal......................     1992             9               9               96             114
  Czech Republic................     1992             2              15               50              67
  Netherlands...................     1993             9               9               96             114
  Belgium.......................     1994             9              13               96             118
  Poland........................     1994             2               6               61              69
  Denmark.......................     1994             6              12               96             114
  Sweden........................     1994             8              10               96             114
  Russia........................     1995             5              21               61              87
  Switzerland...................     1995             5               7               95             107
  Austria.......................     1995             9               6               96             111
  Norway........................     1995             4               7               96             107
  Finland.......................     1995             9              13               96             118
  South Africa..................     1995             4               6               94             104
  Greece........................     1996             2               2               96             100
  Turkey........................     1998             4               2               29              35
  Botswana......................     1998             2               6               94             102
  Lesotho.......................     1998             2               6               94             102
  Namibia.......................     1998             4               6               94             104
  Swaziland.....................     1998             4               6               94             104
  Iceland.......................     1999             3              10               96             109
  Slovak Republic...............     1999             2              11               40              53
  Cyprus........................     2000             2               5               32              39
  Ireland.......................     2000             9              14               96             119

                                                                  NUMBER OF
                                                  NUMBER OF      NUTRITIONAL      NUMBER OF         TOTAL
                                                   WEIGHT        SUPPLEMENT        PERSONAL       NUMBER OF
                                                 MANAGEMENT       PRODUCTS           CARE         PRODUCTS
                                     YEAR         PRODUCTS         (56 IN          PRODUCTS        (179 IN
            COUNTRY               ENTERED(1)    (18 IN TOTAL)      TOTAL)       (105 IN TOTAL)     TOTAL)
            -------               ----------    -------------    -----------    --------------    ---------
THE AMERICAS
  United States.................     1980            18              50              101             169
  Canada........................     1982            11              17               95             123
  Mexico........................     1989             6              19               54              79
  Dominican Republic............     1994             1               5               --               6
  Venezuela.....................     1994             4              11               60              75
  Argentina.....................     1994             2               6               32              40
  Brazil........................     1995             2               6               40              48
  Chile.........................     1997             2               3               28              33
  Jamaica.......................     1999             8              12               59              79
  Panama........................     2000             4               6               --              10

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

PRODUCT RETURN AND BUY-BACK POLICIES

     All of our products include, in most markets, a customer satisfaction guarantee. Within 30 days of purchase, any customer who is not satisfied with an Herbalife product for any reason may return it or any unused portion to the distributor from whom it was purchased for a full refund from the distributor or credit toward purchase of another Herbalife product. Distributors may obtain replacements from us for products returned to them by consumers if they return the products to us on a timely basis. In addition, in most jurisdictions, we maintain a buy-back program pursuant to which we will repurchase products sold to a distributor provided that the distributor resigns as an Herbalife distributor, returns the product in marketable condition within twelve months of original purchase and meets some documentation and other requirements. We believe this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing systems. See "-- Regulation -- Network Marketing System." Historically, product returns and buy-backs have not been significant, averaging 1.1% of annual retail sales during the last five years.

NETWORK MARKETING SYSTEM

     Our products are distributed exclusively through a network marketing system consisting of over one million distributors as of February 2001. Included in the number of active distributors as of February 2001, are distributors and supervisors whose distributorships were terminated subsequent to January 31, 2001 but who may have renewed, or in the future may renew, their distributorships. This is consistent with our established internal policies and past practices.

     Distributors are generally independent contractors who purchase products directly from us or from other distributors for resale to retail consumers and other distributors. Distributors may elect to work on a full-time or part-time basis. We believe that our network marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment, and that a majority of our distributors therefore work on a part-time basis. We believe that our network marketing system is ideally suited to marketing our products because sales of the products are strengthened by ongoing personal contact between retail consumers and distributors, many of who use our products themselves. We encourage our distributors to use our products and to communicate the results of their use of the products to their retail customers.

     Distributors' earnings are derived from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, which are discounted 25% to 50% from suggested retail prices depending on the distributor's level within our distributor network, and selling our products to retail customers at retail prices. Second, distributors may earn profits by selling products to distributors within their downline organization who receive a lower discount percentage than the selling distributor. Third, distributors who sponsor other distributors and establish their own downline organizations may earn (1) royalty overrides of 1% to 5% on product sales on each of up to three active downline supervisor levels and (2) upon becoming a qualifying "TAB Team" member, production bonuses of 2% to 6% on product sales within their downline organizations. The TAB Team is comprised of the Global Expansion Team, the Millionaire Team and the President's Team. President's Team members may earn up to 7%. Combining these sources of earnings and including participation in the President's Team bonus, as described below, our total "pay-out" on products subject to distributor royalty overrides currently is approximately 73% of our suggested retail sale price (i.e., 50% distributor allowance plus up to 23% of suggested retail sales prices in royalty overrides and similar bonuses, before reflecting a 7% shipping and handling fee charged to distributors by us).

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

     The following table sets forth the approximate number of our supervisors at the dates indicated:

                                                                    FEBRUARY 28,*
                                                   -----------------------------------------------
                                                    2001      2000      1999      1998      1997
                                                   -------   -------   -------   -------   -------
Approximate Number of Supervisors................  165,000   160,000   147,000   139,000   115,000

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

     We also have two compensation and incentive programs designed to motivate distributors at both the most senior and junior levels within our distributor network. Members of the President's Team work closely with us to develop and implement new initiatives and strategies for increasing sales and distributor productivity throughout our entire distributor organization. The President's Team members have under certain conditions the opportunity to participate in the President's Team Bonus, which for 2000 consisted of a total available awards package of one percent of our 2000 total product retail sales, or approximately $16.8 million. The distribution of the President's Team Bonus is based in part upon each President's Team member's participation in corporate-sponsored training and motivational events. In this manner, we attempt to involve our most senior distributors in our sales, training, motivation and strategic planning efforts. In addition to these programs, we periodically offer a variety of special promotions related to particular products or sales periods, involving special cash bonuses, vacations and other awards.

     For our most junior distributors, those who have not yet attained supervisor status, we instituted a "Success Builder" program. This program permits a distributor who purchases products representing 1,000 volume points in one month to obtain a 42% distributor allowance from suggested retail prices on our products, rather than the standard 25%. In addition, in 1996, we introduced the Herbalife Advantage Program ("HAP"), which uses a product brochure that enables our junior distributors to obtain an extra 10% distributor allowance over the standard 25% and to order products by individual unit rather than by cases to better suit their inventory and usage needs. The Success Builder and HAP programs are designed to provide incentives to distributors who are in the initial stages of building distributor organizations and to encourage them to reach supervisor status. Since September 2000, sales in units is offered outside the HAP program.

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

                                                  TOTAL RETAIL SALES BY COUNTRY (IN THOUSANDS)
                                YEAR     --------------------------------------------------------------
         COUNTRY(1)            ENTERED      2000         1999         1998         1997         1996
         ----------            -------   ----------   ----------   ----------   ----------   ----------
Australia....................   1983     $   15,044   $   18,372   $   17,028   $   20,644   $   24,059
New Zealand..................   1988          1,284        1,352        1,757        1,802        1,799
Hong Kong....................   1992         52,131       44,996       34,709       21,808       11,698
Japan........................   1993        406,903      518,447      547,653      525,738      311,117
Philippines..................   1994          2,741        1,914        1,215        1,264        1,935
Taiwan.......................   1995         60,788       48,293       44,503       47,644       26,226
South Korea..................   1996        127,877      129,279       30,928       14,631        1,951
Thailand.....................   1997         11,521        7,094        8,865        9,907
Indonesia....................   1998          3,087        8,160        4,018
India........................   1999         46,474        4,938
                                         ----------   ----------   ----------   ----------   ----------
ASIA/PACIFIC RIM.............            $  727,850   $  782,845   $  690,676   $  643,438   $  378,785
                                         ----------   ----------   ----------   ----------   ----------

United Kingdom...............   1984     $   15,231   $   16,652   $   13,794   $   11,833   $   12,487
Israel.......................   1989          6,912        7,951        7,076        8,132        8,419
Spain........................   1989         11,047       11,377       10,681        9,371        9,792
France.......................   1990         14,076       19,262       15,523       12,913       12,379
Germany......................   1991         69,299       63,976       55,492       44,059       54,340
Italy........................   1992        101,836      121,134       99,185       65,026       54,449
Portugal.....................   1992          9,172        8,164        5,182        3,545        3,097
Czech Republic(2)............   1992          9,603       16,434       20,153       14,758       13,733
Netherlands..................   1993         31,508       28,803       21,095       18,188       15,248
Belgium......................   1994          3,101        3,117        2,484        2,310        2,370
Poland.......................   1994         10,498       13,517       13,917       13,883       16,218
Denmark......................   1994          5,598        6,697        5,827        4,699        3,747
Sweden.......................   1994          8,834       13,699       19,269       21,061       16,488
Russia(2)....................   1995         32,730       30,920       96,661      157,819      142,078
Switzerland..................   1995         15,818       27,277       28,379       17,315       14,412
Austria......................   1995         14,345       15,419       13,434       10,076        7,385
Norway.......................   1995         19,416       22,602       17,458       14,822        8,279
Finland......................   1995          4,789        7,592        9,559        9,073       14,702
South Africa(3)..............   1995         18,041       23,173       19,915       13,337       21,497
Greece.......................   1996          6,250        2,976        2,224          898          227
Turkey.......................   1998          3,099        1,924        5,431
Botswana(3)..................   1998             37          462           64
Lesotho(3)...................   1998             42          272           40
Namibia(3)...................   1998            206          502          250
Swaziland(3).................   1998             37           79            5
Iceland......................   1999          3,092        3,466
Slovak Republic(2)...........   1999          1,343        1,993
Ireland(4)...................   2000            559
Cyprus(2)(4).................   2000          4,723
                                         ----------   ----------   ----------   ----------   ----------

EUROPE.......................            $  421,242   $  469,440   $  483,098   $  453,118   $  431,347
                                         ----------   ----------   ----------   ----------   ----------

                                                  TOTAL RETAIL SALES BY COUNTRY (IN THOUSANDS)
                                YEAR     --------------------------------------------------------------
         COUNTRY(1)            ENTERED      2000         1999         1998         1997         1996
         ----------            -------   ----------   ----------   ----------   ----------   ----------
United States................   1980     $  453,031   $  416,074   $  364,459   $  298,661   $  279,596
Canada.......................   1982         25,044       26,551       21,269       17,452       13,848
Mexico.......................   1989         75,223       44,830       24,404       15,973       11,590
Dominican Republic...........   1994             73           90           68          127           33
Venezuela....................   1994          4,991        4,715        5,464        3,667        5,568
Argentina....................   1994          6,197        5,985        6,161        4,784        3,185
Brazil.......................   1995         43,779       37,740       45,835       50,094       76,192
Chile........................   1997          3,744        3,162        3,403        3,379
Jamaica(2)...................   1999          2,186        2,076
Panama(2)(4).................   2000          1,491
                                         ----------   ----------   ----------   ----------   ----------
THE AMERICAS.................            $  615,759   $  541,223   $  471,063   $  394,137   $  390,012
                                         ----------   ----------   ----------   ----------   ----------
          TOTAL RETAIL
            SALES............            $1,764,851   $1,793,508   $1,644,837   $1,490,693   $1,200,144
                                         ==========   ==========   ==========   ==========   ==========

---------------
(1) We record sales data based on the country from which distributor orders are shipped by us. Sales by distributors to other distributors or retail consumers may occur in other countries, although these sales generally violate geographic limitations imposed by us on product sales.

(2) We operate through various import/export companies located in Russia, Czech Republic, Cyprus, Slovak Republic, Jamaica and Panama to conduct transactions in our products with the distributors.

(3) South Africa, Botswana, Lesotho, Namibia and Swaziland sales are included in the European region.

(4) We initiated operations in Cyprus, Ireland and Panama in the second quarter of 2000.

     GEOGRAPHIC SALES TRENDS. From January 1, 1996 through December 31, 2000, we commenced operations in 17 new countries. In 2000, these countries contributed $216 million of retail sales, representing 12% of our total retail sales. During 2000, we opened markets in Cyprus, Ireland and Panama.

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

     We continually seek to revitalize sales in markets that have experienced an initial period of growth followed by a leveling off or decline in sales, by providing extensive training and motivational program support to distributors, creating regional planning and strategy groups that include senior members of our distributor base, continuing to focus on governmental relations and hiring additional distributor support representatives. We also seek to introduce annually in each targeted market additional products not previously offered. In some markets, we have enhanced our presence and visibility by opening new, more attractive and conveniently located distributor sales centers. We believe that these initiatives favorably impact operations, and we intend to continue to deploy these initiatives where appropriate in an effort to provide a platform for renewed growth.

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

     Following the registration of our products and completion of all local regulatory requirements, we undertake the steps necessary to fulfill our operational needs in the new market. In the majority of our new markets, we establish a storefront sales center in one or more major cities and provide for product purchases by independent Herbalife Distributors in person, by telephone, and by facsimile. Product is shipped to the purchaser from a warehouse generally located in the same geographic region as the new country. In addition, we modify our distributor literature, training and other product materials to be suitable for the new market.

PRODUCT DISTRIBUTION

     Our weight management products, nutritional supplements, and some personal care products are distributed to foreign markets either from the facilities of our manufacturers or from our Los Angeles distribution center. Products are distributed in the United States market from our Los Angeles distribution center or from our Memphis distribution center. Products are generally transported by cargo ship or plane to our international markets and are warehoused in either one of our foreign distribution centers or a contracted third party warehouse and distribution center. After arrival of the products in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. Our Dermajetics(R) personal care products and colour cosmetics are predominantly manufactured in Europe and the United States. The products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by ship or plane to other international markets occurs.

     We have reconfigured our European product distribution system. As a part of this process, we have reduced the number of European warehousing facilities and have opened new distribution sales service centers. These sales service centers are conveniently located and attractively designed in order to encourage local distributors to meet and network with each other and learn more about our products, marketing system and upcoming events. In addition, we have opened a central sales ordering facility in the United Kingdom for answering and processing telephone orders from other European countries. Operators at this center are capable of conversing in 17 different languages. As part of this reconfiguration, we also implemented a new inventory management system and established a new centralized warehouse facility in Venray, Netherlands. The reconfigured European distribution system, featuring centralized distribution and telephone ordering systems coupled with convenient storefront distributor service centers, will continue to be the model in part or full for developing distribution and distributor service systems in other regions of the world.

MANAGEMENT INFORMATION AND TELECOMMUNICATION SYSTEMS

     In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information and telecommunication systems. These systems include: (1) a centralized host computer located in Southern California, which is linked to our international markets through a dedicated wide area network that provides on-line, real-time computer connectivity and access; (2) local area networks of personal computers within our markets, serving our regional administrative staffs; (3) an international e-mail system through which our employees communicate; (4) a standardized Northern Telecom Meridian telecommunication system connecting all of our markets; and (5) an inventory and distribution management system that has been installed in our distribution centers. These systems are designed to provide financial and operating data for management, timely and accurate product ordering, royalty override payment processing and inventory management and detailed distributor records. Since January 1, 1998, we have invested approximately $47 million to enhance our management information and telecommunication systems. We intend to continue to invest in our systems in order to strengthen our operating platform. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

REGULATION

     GENERAL. In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, as applicable, at the federal, state and local levels, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by distributors, for which we may be held responsible; (3) our network marketing system; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; and (5) taxation of distributors, which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records.

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

     In January 2000, the FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to the DSHEA. Under the DSHEA, dietary supplement labeling may bear "structure/function" claims, which are claims that the products affect the structure or function of the body, without prior FDA review. They may not, without prior FDA review, bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The new final rule describes how the FDA will distinguish disease claims from structure/function claims. In February 2001, the FDA issued a notice requesting comments on the types of information that should be included in a guidance on applying the regulations on statements made for dietary supplements concerning the effect of a dietary supplement on the structure or function of the body. No guidance document has been issued to date, and the Company has continued its ongoing efforts to ensure that its dietary supplement product labeling complies with the requirements of the "Structure/Function" final rule, which became effective in February of 2000.

     In addition, in some markets, including the United States, claims made with respect to weight management products, nutritional supplements, personal care products, or other Herbalife products may change the regulatory status of the products. In the United States, for example, it is possible that the FDA could take the position that claims made for some of our products place those products within the scope of an FDA "over-the-counter" (OTC) drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. A limited number of the products sold by us are labeled as OTC monograph drugs, and we believe that we are in compliance with the applicable monographs. In the event that the FDA asserted that product claims for other products caused them to fall within the scope of OTC monographs, we would be required either to comply with the applicable monographs or to change the claims made in connection with the products. We cannot be sure that we could do so effectively, or that any changes would not adversely affect sales and marketing of an affected product.

     As a marketer of dietary and nutritional supplements and other products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, one of the ingredients in the Thermojetics(R) original green herbal tablet is a Chinese herb, Ma Huang, which contains naturally occurring ephedrine in small quantities. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, we offer the Thermojetics(R) original green herbal tablet only in the United States, except in those states in which regulations may prohibit or restrict the sale of the product. In response to potential federal regulatory proposals that may have affected the sale of the Thermojetics(R) original green tablets in the United States, we suspended sales of the product for approximately three months commencing in July 1995 and introduced a reformulated herbal green tablet that did not contain Ma Huang. When no regulations were proposed or issued at that time, we renewed sales of Thermojetics(R) original green herbal tablets in the United States in October 1995, except in those states in which regulations may prohibit or restrict the sale of the product. During the three-month suspension period, we did not experience a material change in the level of sales of the reformulated Thermojetics(R) green tablets versus sales of the Thermojetics(R) original green tablets in the recently preceding months. However, it is possible that a longer suspension period could have resulted in a decrease in sales of the reformulated Thermojetics(R) green tablets or other products within the Thermojetics(R) Weight Management System, even though the products do not contain Ma Huang. The Thermojetics(R) original green tablets accounted for approximately 2% of retail sales in 1998, 1999, and 2000 although the marketing of all varieties of the Thermojetics(R) weight management tablets and the other products in the Thermojetics(R) line have contributed significantly to our retail sales. We also previously offered the Thermojetics(R) original green herbal tablet in Canada but, in response to Canadian marketing issues and regulatory concerns, we suspended sales of the product in February 1994.

     The FDA has on record a small number of reports of adverse reactions allegedly resulting from the ingestion of Ma Huang contained in our Thermojetics(R) original green tablet. We have not received any communications from the FDA with respect to these reports. However, many other companies manufacture products containing various amounts of Ma Huang, and the FDA has on record hundreds of reports of adverse reactions to these products. We are a defendant in four legal actions (including one wrongful death case) seeking to link the ingestion of Thermojetics(R) original green tablets with subsequent medical problems. We believe that we have substantial defenses to these actions and that the matters are not material. On April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine that are claimed to produce effects such as euphoria, heightened awareness, increased sexual sensations or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis and death. We do not market our Ma Huang product with any of these claims.

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

     Even in the absence of a FDA final regulation, we may elect to reformulate and/or relabel our product containing Ma Huang. Although we believe that our Ma Huang product could be reformulated and relabeled, there can be no assurance in that regard. In addition, any reformulation and/or relabeling could have a material adverse effect on sales of our products containing ephedrine or any other products within the Thermojetics(R) Weight Management Program, which constitutes a significant portion of our weight management products, even though these products do not contain ephedrine. During 1998, 1999 and 2000, our weight management products constituted 39.4%, 41.3% and 42.1%, respectively, of our retail sales.

     In addition to Thermojetics(R) original green tablets, we currently distribute two other products containing ephedrine alkaloids: Thermojetics(R) green (refresh) tablets and Thermojetics(R) gold tablets. The two products accounted for approximately 1% of retail sales in 2000. These products both contain sida cordifolia, which, like Ma Huang, is a botanical source of ephedrine alkaloids. Independent laboratory tests indicate that Thermojetics(R) green tablets contain less than the eight milligrams of ephedrine alkaloids per serving permitted under the 1997 FDA proposal, while Thermojetics(R) gold tablets contain slightly in excess of that amount. Both products are currently offered in the United States and other countries, except in those states in which regulations may prohibit or restrict the sale of the products. As with the Thermojetics(R) original green tablets, we have reviewed our options with respect to these products if the 1997 FDA proposal on dietary supplements containing ephedrine alkaloids is finalized in its current form, or in a form substantially similar to the 1997 proposal. The available options for these products are the same as those outlined earlier with respect to Thermojetics(R) original green tablets.

     With respect to state regulation of dietary supplements containing ephedrine alkaloids, in addition to the six states that currently prohibit or restrict the sale of such products, our sales of our three ephedrine-containing products in Texas are affected by a Texas regulation that became effective on November 1, 1999. This regulation permits the sale of ephedrine-containing dietary supplements in Texas, but requires that additional information be included on the labels of all products sold in Texas. We have developed specific labels for Texas, and believe that we are in compliance with the new Texas requirements.

     As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids, as well as publicity of private litigation involving alleged adverse health effects resulting from the use of such products, product liability insurance covering such products has become increasingly difficult to obtain. Premiums for such insurance have increased substantially in recent periods, and coverage in certain instances may no longer be available. As a result, we are considering various options concerning the extent to which we continue to purchase insurance coverage for our products containing ephedrine alkaloids. Among other options, it is possible that we will elect to self-insure in whole or in part, or we may purchase, on a prospective basis, insurance products with substantially higher self-retention amounts than the amounts historically in effect. Furthermore, it is certain that whatever third-party insurance we do elect to purchase on a prospective basis will be substantially more costly than the comparable coverage that we historically carried. For the foregoing reasons, our product liability costs (whether in the form of higher premiums, self-insurance expenses, self-retention amounts or a combination of the foregoing) relating to our ephedrine alkaloid products will be higher, and may be substantially higher, in future periods as compared to our historical experience.

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

     In addition, in certain of our markets (principally, in Europe), there has been recent adverse publicity concerning infection of bovine products and by-products by Bovine Spongiform Encephalopathy ("BSE"), which may cause what is commonly referred to as "mad cow disease". Certain of our products contain bovine products and/or by-products. We are not aware of any infection or contamination of any of our products by BSE. Should any such infection or contamination be detected, it could have a material adverse effect on our business. Further, even if no such infection or contamination is detected, adverse publicity concerning the BSE risk, or governmental or regulatory developments aimed at combating the risk of BSE contamination by regulating bovine products and/or by-products, could have a material adverse effect on our business.

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

     We also are subject to the risk of private party challenges to the legality of our network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the "multi-level marketing" program of Omnitrition International, Inc. ("Omnitrition") was successfully challenged in a class action by Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. In 1998, we were named as a defendant in a case that attempted to challenge the legality of our marketing system on similar grounds. The court in that case subsequently dismissed the challenge. See "Legal Proceedings" below. We believe that our network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case. Further, it is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing system. However, the regulatory requirements concerning network marketing systems do not include "bright line" rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing system could have a material adverse effect on our business. An adverse determination could: (1) require us to make modifications to our network marketing system, (2) result in negative publicity or (3) have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.

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

     Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. For example, we are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, duties, value added taxes, withholding taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed, and we will be required to litigate to reverse the assessments. We and our tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and we are vigorously defending the additional proposed taxes. The ultimate resolution of these matters may take several years, and the outcome is uncertain.

     In the event that the audits or assessments are concluded adversely to us, we may or may not be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Currently, we are utilizing the majority of our foreign tax credits in the year in which they arise with the unused amount carried forward. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. As a result, adverse outcomes in these matters could have a material impact on our financial condition and operating results.

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

     It is an ongoing part of our business to anticipate and respond to new and changing regulations and to make corresponding changes in our operations to the extent practicable. In furtherance of these efforts, in 1994 we formed our External Affairs Group, and in 1995 we created the position of Chief International Counsel. Our External Affairs Group and international legal personnel seek to establish relationships with regulators and community leaders in both new and existing markets and strive to ensure that our products and network marketing system comply with regulatory requirements. However, although we devote considerable resources to maintaining our compliance with regulatory constraints in each of our markets, we cannot be sure that (1) we would be found to be in full compliance with applicable regulations in all of our markets at any given time or (2) the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance. These assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could have a material adverse effect on us in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, these changes could result in our experiencing a material reduction in sales in the market or determining to exit the market altogether. In this event, we would attempt to devote the sources previously devoted to the market to a new market or markets or other existing markets. However, we cannot be sure that this transition would not have an adverse effect on our business and results of operations either in the short or long term.

TRADEMARKS

     We use the umbrella trademarks Herbalife(R), Thermojetics(R), Dermajetics(R), and have several other trademarks and tradenames registered in connection with our products and operations. Our trademark registrations are issued through the United States Patent and Trademark Office and in comparable agencies in the foreign countries. We consider our trademarks and tradenames to be an important factor in our business. Our product formulations are not protected by patents and are generally not patentable.

COMPETITION

     We are subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, nutritional supplements, and personal care products, as well as other types of products. Some of our competitors are substantially larger than we are, and have available considerably greater financial resources than we have. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan and other incentives. We believe that our production bonus program, international sponsorship program and other compensation and incentive programs provide our distributors with significant earning potential. However, we cannot be sure that our programs for recruitment and retention of distributors will be successful.

     The business of marketing weight management products, nutritional supplements, and personal care products also is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products or weight management plans, including various prescription drugs, that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction of new products. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. We cannot be sure of the impact of electronic commerce or that it will not adversely affect our business.

EMPLOYEES

     As of December 31, 2000, we had 2,391 full-time employees. These numbers do not include our distributors, who generally are independent contractors rather than our employees. We consider our employee relationships to be satisfactory. Except for some employees in Mexico and in some European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

ITEM 2. PROPERTIES

     We lease all of our physical properties located in the United States. Our executive offices, located in Century City, California, include approximately 120,000 square feet of general office space under lease arrangements expiring in February 2006. We lease an aggregate of approximately 163,000 square feet of office space, computer facilities and conference rooms at the Operations Center in Inglewood, California, under a lease that expires in October 2006, and approximately 150,000 square feet of warehouse space in two separate facilities located in Los Angeles and Memphis. The Los Angeles and Memphis agreements have terms through June 2001 and August 2006, respectively. We also lease warehouse and office space in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

ITEM 3. LEGAL PROCEEDINGS

     We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters.

     On December 16, 1998, Moshe and Dirot Miron, two of our Israeli distributors, filed a lawsuit in the United States District Court for the Northern District of California, in which we were named defendant (the "Miron Suit"). The case appeared to be primarily a claim for breach of contract. In addition, the plaintiffs in the Miron Suit initially appeared to attempt to challenge the legality of our marketing system. Subsequently, the court dismissed this purported challenge. Further, in November 1999, the court dismissed the case in its entirety without leave to amend. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Ninth Circuit. We believe that we have meritorious defenses to the allegations that appear to be asserted against us.

     On September 14, 1999, three putative class action lawsuits were filed in the Superior Court of the State of California, County of Los Angeles. Five similar lawsuits subsequently were filed in the same court. In addition, four similar lawsuits were filed in the District Court, Clark County, Nevada. These lawsuits are referred to collectively as the "Lawsuits."

     The Lawsuits challenged the fairness to the public stockholders of the "going private" and related transactions (the "Transactions") proposed by Mark Hughes, formerly our Chairman, President and CEO/ Principal Stockholder. The Lawsuits contained allegations that, among other things, (1) the price to be paid in the tender offer and the merger did not reflect the value of our assets, and (2) the tender offer and the merger were unfair because they would deprive the public stockholders of the ability to share proportionately in our future growth in profits and earnings. The Lawsuits also contained allegations that the Special Committee of the Board of Directors formed to evaluate the Transactions was not independent, and that the directors breached their fiduciary duties to our public stockholders in approving the Transactions. The plaintiffs requested
(1) an injunction prohibiting the defendants from proceeding with the Transactions, (2) unspecified damages, (3) costs and attorneys' fees, and (4) other relief.

     In January 2000, the defendants in the Lawsuits reached an agreement with the representative plaintiffs' counsel to settle the Lawsuits. Under the terms of the settlement agreement, among other things, a payment (the "Supplemental Payment") was required to be made to the settlement class members (which included, generally, the public stockholders and the holders of the DECS securities issued by DECS Trust III) in an amount equal to $0.81 per share or DECS security. We and the representative plaintiffs' counsel obtained final court approval of the settlement agreement on February 9, 2000, and the judgment dismissing the Lawsuits subsequently became final. However, because the Transactions challenged in the Lawsuits were not completed (meaning, among other things, that the Supplemental Payment to class members was not made), the release of claims in favor of the defendants did not become effective. Consequently, it is possible that the plaintiffs in the original Lawsuits, or new plaintiffs, could file new lawsuits relating to the proposed Transactions.

     In September 2000, a putative class action lawsuit was filed in the District Court, Clark County, Nevada (Tharp v. Herbalife International, Inc., et al.). This lawsuit alleges breaches of fiduciary obligations by our directors and its majority stockholder in connection with the adoption of our Preferred Share Purchase Rights Plan and the rejection of a purported offer by a third party to acquire a controlling interest in us. The plaintiffs in the lawsuit request (1) an order compelling the individual defendants to take steps to "expose Herbalife to the marketplace in an effort to create an active auction of the Company", (2) an order enjoining the defendants in office, (3) unspecified damages, and (4) other relief. We have not yet answered the complaint. The deadline for answering the complaint has been extended by mutual agreement of the parties to March 31, 2001. We believe that we have meritorious defenses to the allegations contained in this litigation.

     In December 2000, a lawsuit against the Company and a Company executive was filed in the Orange County, California Superior Court by Global and its principal stockholder, Richard Marconi. Historically, subsidiaries of Global have been the principal suppliers to us of nutritional and weight management products; see "Management's Discussion and Analysis of Financial Condition and Results of Operations." The lawsuit alleges, among other things, that Mark Hughes, our former President and Chief Executive Officer, committed to Mr. Marconi and/or Global that Mr. Marconi and/or Global would supply all of the Company's products as long as Mr. Marconi lived. Mr. Marconi and Global seek an injunction forcing us to purchase products from Global as well as monetary damages. We believe the lawsuit to be without merit and are defending it vigorously. However, any result in this litigation adverse to us could have a material adverse effect on our financial condition and operations.

     Some of the our subsidiaries have been subject to tax audits by governmental authorities in their respective countries, some of which governmental authorities are proposing that additional taxes and related interest and penalties are due. We and our tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and we are vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and we cannot be sure of their ultimate resolution. However, adverse outcomes in these matters could have a material impact on our financial condition and operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     Our Common Stock has been quoted on the NASDAQ National Market System since April 21, 1992. We have two classes of common stock; voting class A common stock ("Class A Stock") and non-voting class B common stock ("Class B Stock"). The Class A Stock and the Class B Stock are quoted on the NASDAQ National Market System under the symbols "HERBA" and "HERBB," respectively. The table below sets forth, for the periods indicated, the high and low sales prices of the Class A Stock and the Class B Stock, as reported on the NASDAQ National Market System. The sales prices in the table were taken from a written summary provided to us by NASDAQ. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                    CLASS A STOCK     CLASS B STOCK
                                                    --------------    --------------
                                                    HIGH      LOW     HIGH      LOW
                                                    -----    -----    -----    -----
1999
First Quarter.....................................  $16 1/4  $10 7/8  $13      $ 8 29/32
Second Quarter....................................   12 1/8   10        9 3/4    8 5/16
Third Quarter.....................................   16       10 1/16  15 5/8    8 3/8
Fourth Quarter....................................   15 1/4   12 11/16 14 15/16 11 5/8
2000
First Quarter.....................................  $16 1/4  $12 3/4  $16 3/16 $12 6/16
Second Quarter....................................   15       8        14 7/8    7 1/4
Third Quarter.....................................   10 1/8   8  3/4    9 15/16  8 1/8
Fourth Quarter....................................    9 3/16  7         8 21/32  6 11/16

     As of March 8, 2001, 10,150,711 and 18,994,393 shares of our Class A Stock and Class B Stock, respectively, were issued and outstanding and were held by 846 and 401 stockholders of record, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data as of and for the five years ended December 31, 2000 have been derived from our audited consolidated financial statements and related notes. The selected financial and operating data should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and related notes.

                                          2000          1999          1998          1997          1996
                                       -----------   -----------   -----------   -----------   -----------
                                       (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND OTHER DATA AMOUNTS)
OPERATIONS:
Retail sales.........................  $1,764,851    $1,793,508    $1,644,837    $1,490,693    $1,200,144
Less -- distributor allowances on
  product purchases..................     820,723       837,283       778,195       708,241       568,209
                                       ----------    ----------    ----------    ----------    ----------
Net sales............................     944,128       956,225       866,642       782,452       631,935
Cost of sales........................     250,803       246,642       230,818       205,070       168,432
Royalty overrides....................     265,062       277,363       250,905       233,883       184,669
                                       ----------    ----------    ----------    ----------    ----------
Gross profit.........................     428,263       432,220       384,919       343,499       278,834
Marketing, distribution and
  administrative expenses............     357,824       339,647       306,589       257,514       210,087
Buy-out transaction expenses.........       9,498            --            --            --            --
                                       ----------    ----------    ----------    ----------    ----------
Operating income.....................      60,941        92,573        78,330        85,985        68,747
Interest income -- net...............       2,354         1,750         2,533         4,535         4,084
                                       ----------    ----------    ----------    ----------    ----------
Income before income taxes and
  minority interest..................      63,295        94,323        80,863        90,520        72,831
Income taxes.........................      25,318        36,314        31,132        34,850        28,040
                                       ----------    ----------    ----------    ----------    ----------
Income before minority interest......      37,977        58,009        49,731        55,670        44,791
Minority interest....................       1,058         1,086         1,233         1,003            --
                                       ----------    ----------    ----------    ----------    ----------
Net income...........................  $   36,919    $   56,923    $   48,498    $   54,667    $   44,791
                                       ==========    ==========    ==========    ==========    ==========
SHARE DATA:
Earnings per share:
  Basic..............................  $     1.28    $     1.99    $     1.68    $     1.81    $     1.50
  Diluted............................        1.22          1.86          1.60          1.72          1.43
  Cash dividends per common share....        0.60          0.60          0.60          0.60          0.60
FINANCIAL CONDITION:
Working capital......................  $  145,211    $  133,137    $  120,623    $  125,986    $  109,662
Total assets.........................     416,937       415,819       348,183       314,580       269,114
Total debt...........................       8,417         8,380         4,996         4,115         4,799
Stockholders' equity.................     222,401       206,602       163,811       154,733       138,468
OTHER DATA:
Number of Countries..................          49            46            42            36            34

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a marketer of weight management products, nutritional supplements, and personal care products. We market and sell these products exclusively through a network of independent distributors. We have more than one million distributors marketing and selling our products in 49 countries located throughout Asia/ Pacific Rim, Europe and the Americas. The following summarizes our retail sales by region for the time periods indicated.

                                                                              NUMBER OF
                                                                              COUNTRIES
                                             YEAR ENDED DECEMBER 31,          OPEN AS OF
                                         --------------------------------    DECEMBER 31,
                                           2000        1999        1998          2000
                                         --------    --------    --------    ------------
                                           (DOLLAR AMOUNTS IN MILLIONS)
Asia/Pacific Rim.......................  $  727.9    $  782.8    $  690.7         10
Europe.................................     421.2       469.4       483.1         29
The Americas...........................     615.8       541.3       471.0         10
                                         --------    --------    --------         --
          Total Retail Sales...........  $1,764.9    $1,793.5    $1,644.8         49
                                         ========    ========    ========         ==

     Subsequent to commencement of operations in 1980, our network of independent distributors has grown substantially. The total number of supervisors was 165,000 as of February 28, 2001, an increase of 3% from the same date in the prior year. See "Business -- Network Marketing System."

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

RESULTS OF OPERATIONS

     Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including our ability to attract and retain new distributors, enter new markets and to introduce additional and new products into our markets.

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31,
1999. Retail sales for year ended December 31, 2000 decreased 1.6% to $1,764.9 million, as compared to retail sales of $1,793.5 million in the prior year. The decrease was primarily due to a volume decline in Japan and the unfavorable impact from a stronger U.S. dollar as compared to the European currencies, partially offset by sales increases in the U.S., Mexico and India, which opened in November 1999.

     Retail sales in Asia/Pacific Rim decreased $55.0 million, or 7.0%, during 2000 as compared to the prior year. In local currency, retail sales for Asia/Pacific Rim decreased by 10%. The region's decrease in retail sales in 2000 was primarily due to decreases in Japan of $111.5 million, or 22%, compared to the prior year. In local currency, retail sales in Japan decreased 25%, primarily due to the result of weak consumer demand and increased competition. Partially offsetting the decrease were retail sales increases in India, Taiwan and Hong Kong of $41.5 million, $12.5 million and $7.1 million, respectively, as compared to the prior year. Retail sales declines in the fourth quarter of 2000, in Japan, South Korea and India may indicate a softening sales trend in those countries. Within these markets, the Company has begun to initiate actions which it believes will have an impact on the declining sales trends.

     Retail sales in Europe decreased $48.2 million, or 10.3% in 2000 as compared to the prior year. In local currency, retail sales for Europe increased 1.7%. The decrease in the region's retail sales was mainly due to the unfavorable effect of currency translation in the region. Partially offsetting the decrease was a retail sales increase in Germany of $5.3 million, or 8.3%. In local currency, retail sales in Italy decreased by 2.5% and retail sales in Germany increased by 25.8%.

     Retail sales in the Americas increased $74.5 million, or 13.8%, in 2000 as compared to the prior year. There were no significant currency fluctuations in the region. The region's sales growth was primarily due to retail sales increases in the United States of $37.0 million or 8.9% and in Mexico of $30.4 million or 67.8%.

     Retail sales of weight management products and personal care increased 0.2% and 1.3%, respectively, in 2000, as compared to the prior year. Retail sales of nutritional supplements decreased by 4.5%, as compared to the prior year. The increase in weight management product sales was primarily due to the introduction of the Thermojetics(R) high protein low-carb program in the Americas. Personal care product sales increased primarily due to new product introductions in the Asia/Pac Rim region. Nutritional supplement sales declined primarily due to a sales decline in Japan and the unfavorable impact from the weakening European currency as described above. Prior year amounts for retail sales by product line have been reclassified to conform with current year presentation.

     Gross profit of $428.3 million for 2000 was $3.9 million, or 0.9% lower than gross profit of $432.2 million in the prior year. As a percentage of retail sales, gross profit for 2000 as compared to the same period in the prior year increased from 24.1% to 24.3%. The decrease in gross profit as a percentage of retail sales was primarily due to the sales decrease in Japan which has a higher gross profit margin compared to other countries, partially offset by a special distributor incentive paid in 1999, which was not repeated in 2000.

     Marketing, distribution and administrative expenses, as a percentage of retail sales, were 20.3% for 2000 as compared to 18.9% for the same period in 1999. These expenses for the same periods increased 5.4% to $357.8 million from $339.6 million in the prior year. The increase includes the effect of our continuing investment in corporate and operational support and enhanced product distribution capabilities. Partially offsetting the increases was a gain related to a key-man life insurance policy of $5 million and a decrease in total executive compensation.

     In the current year, we recorded a one-time charge of $9.5 million, equivalent to $0.18 per diluted share, relating to fees and expenses in connection with the termination of a proposed buy-out transaction.

     The Japanese yen and the Korean won strengthened against the U.S. dollar, as compared to the exchange rates in effect during 1999. The favorable effect of the stronger Japanese yen and Korean won on our net income per diluted share was approximately $0.15. Most of the European currencies weakened against the U.S. dollar as compared to the exchange rates in effect during 1999. The unfavorable effect of weaker European currencies on our net income per diluted share was approximately $0.21. The effect of foreign currency changes of this nature in countries other than Japan, South Korea and Europe was not material to our operations.

     Income taxes of $25.3 million for 2000 decreased from $36.3 million in the prior year. As a percentage of pre-tax income, income taxes increased to 40% in 2000 from 38.5% in 1999. For the year ended December 31, 2000, a majority of our income before income taxes came from sources outside the United States and was subject to tax in the respective countries in which we operate. When that income is returned to the United States, it is generally subject to foreign withholding taxes, which increases the Company's effective income tax rate. The foreign income taxes (including withholding taxes) are subject to U.S. income taxes. Foreign tax credits help reduce the U.S. tax on that income. Currently, we are utilizing most, but not all, of our foreign tax credits in the year in which they arise.

     Net income for 2000 decreased 35.1% to $36.9 million from $56.9 million reported in the prior year. The decrease was primarily due to: (1) decreases in retail sales; (2) increase in marketing, distribution and administration expenses; and (3) the one time pre-tax charge of $9.5 million related to the terminated proposed buy-out transaction. Excluding the one-time charge, net income for 2000 would have been $42.6 million or $1.40 per diluted share, equal to an increase of $0.18 per diluted share higher than actual net income per diluted share reported.

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

     Retail sales of weight management products increased 14.3% in 1999, and retail sales of nutritional supplements increased 10.7%, as compared to the prior year. The increases in the two product lines were due primarily to (1) the same factors identified in the geographical segments previously discussed and
(2) the introduction of new weight management products in Europe during the second quarter of 1999, which contributed to relatively stronger growth for the weight management product line. The personal care product line decreased 0.5% in 1999 as compared to the prior year. The decrease in personal care sales was primarily due to the significant decrease in Russian sales, which has a proportionately higher percentage of personal care sales as compared to other countries. Prior year numbers for retail sales by product line have been reclassified to conform with current year presentation.

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

     The Japanese yen and the Korean won strengthened against the U.S. dollar, as compared to the exchange rates in effect during 1998, resulting in proportionately higher revenues, expenses and income when translated into the U.S. dollar reporting currency. For 1999, the favorable effect of the stronger Japanese yen and Korean won on our net income per diluted share was approximately $0.47, excluding the cost of the related foreign exchange contracts. The effect of foreign currency changes of this nature in countries other than Japan and South Korea was not individually material to our operations. However, the aggregate effect excluding Japan and South Korea was a decrease in net income per diluted share for 1999 of approximately $0.15.

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

     For the year ended December 31, 2000, net cash provided by operating activities was $46.1 million, compared to $95.4 million in 1999. The decrease resulted primarily from decreases in net income and reductions in accrued expenses and compensation. The decrease was partially offset by a reduction in inventory increases and in income tax payable decreases.

     Capital expenditures for 2000 were $25.0 million compared to $30.1 million in 1999. The majority of the 2000 expenditures resulted from investment in management information systems and the expansion of office facilities and equipment in the United States. In 2001, we expect to incur somewhat lower capital expenditures when compared to 2000 to fund technology projects, new country opening and ongoing maintenance projects.

     The Company declared and paid cash dividends of $0.60 per share in 2000, 1999 and 1998. Total dividends in each of those years was $17.3 million, $17.1 million and $17.5 million, respectively.

     In connection with our entry into each new market, we fund inventory requirements and typically establish either a full-service distribution center, sales office, fulfillment center or compliance office, or a combination of the foregoing. Although the capital requirements associated with entry into new markets vary, we estimate that up to $6 million will be required for pre-opening expenses, capital expenditures and other operating cash flow needs associated with our new market expansion activities in year 2001.

     As of December 31, 2000, we had $145.2 million in working capital. Cash, cash equivalents and marketable securities were $140.3 million at December 31, 2000 compared to $139.4 million at December 31, 1999.

     We have not been subjected to material price increases by our suppliers for several years. We believe that we have the ability to respond to a portion or possibly all of any price increases by raising the price of our products. The majority of our purchases from our suppliers generally are made in U.S. dollars, while sales to distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. From time to time, we enter into foreign exchange forward contracts and option contracts.

     All of our products are manufactured by outside companies. For a number of years, a substantial majority of our weight management products and nutritional supplements were manufactured and sold to us by subsidiaries of Global. In September 1997, we entered into new three-year supply agreements with those subsidiaries that became effective in January 1998. In December 2000, Global and its principal stockholder, Richard Marconi, filed a lawsuit against us, in Orange County, California Superior Court (see Item 3 Legal Proceedings). Our supply agreements with Global expired at the end of 2000. On January 29, 2001, Global announced that it filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate a sale of its business. Notwithstanding the expiration of the supply agreement and notwithstanding the Global bankruptcy filing, we have continued to work toward the continuation of a significant supply relationship with Global. However, there can be no assurance that a continuing supply relationship with Global will be achieved or sustained. Further, there can be no assurance that Global's financial condition, or a deterioration in such financial condition or in the relationship between Global and its creditors, or actions by such creditors to protect their positions, will not result in a supply interruption to, or otherwise materially and adversely affect us. We have "second sourced" substantially all of our weight management products and nutritional supplements with alternative manufacturers. Further, we currently expect to purchase the substantial majority of our requirements from such alternative manufacturers. We anticipate, given the substantial quantity of product involved, that we may experience supply disruptions, out-of-stock situations and similar supply problems as we begin purchasing product from new manufacturers. However, we are devoting substantial resources to ensuring a smooth transition and currently expect that supply problems, if any, will be temporary and will not have a material adverse effect on our results of operations. Despite our efforts, however, there can be no assurance that the purchase of substantial quantities of products from new manufacturers will not have a material adverse effect.

     On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a single European Currency -- the euro. The conversion rates between the existing sovereign currencies and the euro have been fixed. The euro is traded on currency exchanges and is used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. We have conducted a review of our information and business systems, and those of our European affiliates, to address the impact of the euro conversion. We have initially offered both the existing currencies and the euro to settle distributor sales, and we ultimately will offer to process orders in the euro currency. To prepare for this transition, some computer systems will require modifications or replacement. We are still evaluating subsequent phases to the euro conversion, which may include system modifications to allow the payment of distributor royalty overrides in the euro currency. The Company anticipates all system implementation will be completed at the end of 2001. We do not expect that the incremental costs associated with these subsequent phases will be significant. In response to the euro conversion, we may make some price adjustments to ensure pricing consistency within the European market.

     On July 27, 2000, our Board of Directors adopted a Preferred Share Purchase Rights Plan (the "Plan"), in order to encourage any person or group interested in acquiring us to negotiate with our Board of Directors prior to attempting an acquisition. Under the terms of the Plan, which expires on August 21, 2010, we declared a dividend of one Preferred Share Purchase Right (collectively, the "Rights"), for each outstanding share of Class A Common Stock and Class B Common Stock held at the close of business on August 21, 2000. Initially, the Rights are attached to the Common Stock and not represented by separate certificates. The Rights will become exercisable, if not earlier redeemed, only after a person or group (an "Acquiring Person") has acquired, or announced a tender offer which would result in a person or group acquiring, 15% or more of our Class A Common Stock or the combined classes of Common Stock. Initially, each Right will entitle shareholders to buy one one-hundredth of a share of our newly created Series A Junior Participating Preferred Stock at an exercise price of $40.00. However, if a person or group becomes an Acquiring Person, the Plan allows our shareholders to purchase, at an exercise price of $40.00 per Right, subject to adjustment, our Class B Common Stock having a market value at that time of $80.00. We will generally be entitled to redeem the Rights at $.01 per Right at any time until a person or group has become an Acquiring Person. Until exercise, a Right holder, as such, has no rights as our shareholder. Rights held by an Acquiring Person will become void and will not be exercisable to purchase shares at the bargain price. In addition, under certain circumstances involving the acquisition of us in a merger or other business combination that has not been approved by our Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the exercise price of the Rights.

     As of December 31, 2000, we had $32 million of credit facilities, including a $25 million unsecured committed line of credit, supporting letters of credit in addition to providing borrowings in the aggregate amount of $6.0 million.

     We believe that we will be able to finance our capital expenditures for the foreseeable future with internally generated funds. However, we may in the future periodically utilize additional financing for working capital or other purposes.

     For a discussion of certain contingencies that may impact liquidity and capital resources, you should see "Note 9, Contingencies," in our consolidated financial statements included in this Report.

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

     Foreign exchange option contracts are used primarily to hedge yen-denominated intercompany sales made by Herbalife International of America, Inc. to Herbalife of Japan and to hedge euro denominated sales made by Herbalife International of Europe, Inc. to our distributors. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. We have guidelines that establish a net $5 million limit on the amount of annual option premiums. We purchase yen and euro put options, which give us the right, but not the obligation, to sell yen and euro at a specified exchange rate ("strike rate"). These contracts provide protection in the event the yen and euro weaken beyond the option strike rate. In some instances, we sell (writes) yen call options, which give the counterparty the right, but not the obligation to buy yen from us at a specified strike rate. These contracts serve to limit the benefit we would otherwise derive from strengthening of the yen beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options, the result of which on a combined basis is to create a floor and a ceiling on the effective exchange rate received for the hedged yen-denominated transactions.

     The following table provides information about the details of our option contracts:

                                                              AVERAGE
                                                              STRIKE      FAIR        MATURITY
               FOREIGN CURRENCY                  COVERAGE      PRICE     VALUE          DATE
               ----------------                 -----------   -------   --------   --------------
AT DECEMBER 31, 2000
Purchased Puts (Company may Sell Yen/ Buy USD)
Japanese Yen..................................  $ 9,000,000   107.55    $482,000   Jan - Mar 2001
Japanese Yen..................................    9,000,000   108.30     427,000   Jan - Mar 2001
                                                -----------             --------
                                                $18,000,000             $909,000
                                                ===========             ========
Written Calls (Counterparty may Buy Yen/ Sell
  USD
Japanese Yen..................................  $ 9,000,000   104.10    $  2,000   Jan - Mar 2001
Japanese Yen..................................    9,000,000   104.60       3,000   Jan - Mar 2001
                                                -----------             --------
                                                $18,000,000             $  5,000
                                                ===========             ========
Purchased Puts (Company may Sell Euro/ Buy
  USD)
Euro..........................................  $ 5,328,000   0.8880    $  1,000      Jan 2001
Euro..........................................    5,334,000   0.8890      16,000      Feb 2001
                                                -----------             --------
                                                $10,662,000             $ 17,000
                                                ===========             ========
AT DECEMBER 31, 1999
Purchased Puts (Company may Sell Yen/ Buy USD)
Japanese Yen..................................  $ 9,000,000   118.00          --   Jan - Mar 2000
                                                ===========             ========

     Foreign exchange forward contracts are occasionally used to hedge non-functional currency advances between subsidiaries and bank loans. We also use foreign exchange contracts to hedge non-functional currency purchase commitments. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary's operating results.

     The table below describes the forward contracts that were outstanding:

                                                FORWARD
      FOREIGN CURRENCY         CONTRACT DATE    POSITION    MATURITY DATE    CONTRACT RATE   FAIR VALUE
      ----------------         -------------   ----------   --------------   -------------   ----------
AT DECEMBER 31, 2000
Buy Deutsche Mark/Sell USD...    9/11/2000     $1,070,000   Jan - Aug 2001     2.23 - 2.26   $1,156,000
Buy French Francs/Sell USD...    9/11/2000        624,000   Jan - Jul 2001      7.5 - 7.56      674,000
Buy Italian Lire/Sell USD....    9/11/2000      5,841,000   Jan - Aug 2001   2,216 - 2,235    6,325,000
Buy French Francs/Sell
  British Pound..............    4/13/2000      1,533,000     3/30/2001            10.6874    1,568,000
Buy Italian Lire/Sell British
  Pound......................    6/23/2000      1,473,000     6/15/2001              3,034    1,452,000

AT DECEMBER 31, 1999
Buy British Pound/Sell
  Norwegian Kroner...........     04/19/99     $  802,000      04/14/00            12.4833   $  829,000
Buy British Pound/Sell
  Finnish Marka..............     04/19/99        813,000      04/14/00             8.7451      879,000
Buy British Pound/Sell
  Swedish Kroner.............     06/25/99        739,000      04/14/00            13.1085      766,000
Buy British Pound/Sell
  Norwegian Kroner...........     06/25/99        492,000      04/14/00            12.4730      509,000
Buy British Pound/Sell Danish
  Kroner.....................     06/25/99        436,000      04/14/00            11.1090      463,000
Buy USD/Sell Turkish Lire....     09/14/99        147,000      03/13/00            613,050      139,000
Buy USD/Sell Turkish Lire....     09/14/99      3,000,000      09/14/00            824,000    2,209,000

     We periodically utilize bank debt at certain foreign subsidiaries to reduce the impact of foreign currency movements on the subsidiary's operating results. At December 31, 2000 our foreign subsidiaries had $4,682,000 of outstanding bank debt.

     All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At December 31, 2000, the total amount of cash held by foreign subsidiaries primarily in Japan and Korea, was $80.6 million of which $3.8 million was maintained or invested in U.S. dollars.

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

     The following table lists our cash equivalents and short-term investments at December 31, 2000.

                                                                                                                       FAIR
                                 2001          2002       2003       2004       2005     THEREAFTER      TOTAL         VALUE
                              -----------    --------   --------   --------   --------   ----------   -----------   -----------
Cash equivalents............  $ 9,348,000    $     --   $     --   $     --   $     --    $     --    $ 9,348,000   $ 9,347,000
  Average interest rate.....         4.18%
Short term investments......      200,000          --         --         --         --          --        200,000       202,000
  Average interest rate.....         4.00%
Long term investments.......   29,704,000          --         --         --         --          --     29,704,000    29,712,000
  Average interest rate.....         4.20%
                              -----------    --------   --------   --------   --------    --------    -----------   -----------
        Total...............  $39,252,000    $     --   $     --   $     --   $     --    $     --    $39,252,000   $39,261,000
                              ===========    ========   ========   ========   ========    ========    ===========   ===========

     The following table lists our cash equivalents and short-term investments at December 31, 1999:

                                                                                                                       FAIR
                                 2000          2001       2002       2003       2004     THEREAFTER      TOTAL         VALUE
                              -----------    --------   --------   --------   --------   ----------   -----------   -----------
Cash equivalents............  $29,432,000    $     --   $     --   $     --   $     --    $     --    $29,432,000   $29,432,000
  Average interest rate.....         3.63%
Short term investments......      329,000          --         --         --         --          --        329,000       333,000
  Average interest rate.....         3.93%
Long term investments.......      834,000          --         --         --         --          --        834,000       834,000
  Average interest rate.....         4.17%
                              -----------    --------   --------   --------   --------    --------    -----------   -----------
        Total...............  $30,595,000    $     --   $     --   $     --   $     --    $     --    $30,595,000   $30,599,000
                              ===========    ========   ========   ========   ========    ========    ===========   ===========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the Report thereon of Deloitte & Touche LLP, independent auditors, are included elsewhere herein on pages 34 through 58.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Herbalife International, Inc.:

     We have audited the accompanying consolidated balance sheets of Herbalife International, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 21, 2001

                         HERBALIFE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                NOTES           2000            1999
                                                              ----------    ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents...................................           2    $110,336,000    $138,280,000
Marketable securities.......................................           2      29,914,000       1,163,000
Receivables, (net of allowance for doubtful accounts of
  $3,968,000 in 2000 and $2,534,000 in 1999, respectively)
  including related party receivables of $1,950,000 (2000)
  and $5,333,000 (1999).....................................     2, 6, 8      24,600,000      30,326,000
Inventories.................................................        2, 3      99,332,000     101,557,000
Prepaid expenses and other current assets...................                   8,788,000      12,396,000
Deferred income taxes.......................................       2, 12      28,459,000      20,368,000
                                                                            ------------    ------------
         Total current assets...............................                 301,429,000     304,090,000
                                                                            ------------    ------------
PROPERTY -- at cost:........................................        2, 5
Furniture and fixtures......................................                  18,585,000      17,252,000
Equipment...................................................                  78,468,000      66,500,000
Leasehold improvements......................................                  29,646,000      26,535,000
                                                                            ------------    ------------
                                                                             126,699,000     110,287,000
Less accumulated depreciation and amortization..............                 (65,049,000)    (54,614,000)
                                                                            ------------    ------------
                                                                              61,650,000      55,673,000
                                                                            ------------    ------------
DEFERRED COMPENSATION ASSETS................................        6, 7      31,313,000      27,929,000
OTHER ASSETS including related party receivables of $91,000
  (2000) and $861,000 (1999)................................           8       6,527,000      12,734,000
DEFERRED INCOME TAXES.......................................       2, 12      13,077,000      12,279,000
GOODWILL, net of accumulated amortization of $1,946,000
  (2000) $1,773,000 (1999)..................................           2       2,941,000       3,114,000
                                                                            ------------    ------------
         TOTAL..............................................                $416,937,000    $415,819,000
                                                                            ============    ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................                $ 18,791,000    $ 22,009,000
Royalty overrides...........................................           2      68,996,000      64,268,000
Accrued compensation........................................                  17,458,000      27,773,000
Accrued expenses............................................                  28,375,000      31,338,000
Dividends payable...........................................                   4,372,000       4,299,000
Current portion of contracts payable and bank loans.........        4, 5       7,013,000       6,151,000
Advance sales deposits......................................           2       6,175,000       8,753,000
Income taxes payable........................................    2, 9, 12       5,038,000       6,362,000
                                                                            ------------    ------------
         Total current liabilities..........................                 156,218,000     170,953,000
NON-CURRENT LIABILITIES:
Contracts payable, net of current portion...................        4, 5       1,404,000       2,229,000
Deferred compensation liability.............................        6, 7      28,964,000      27,194,000
Other non-current liabilities...............................                   5,732,000       5,223,000
                                                                            ------------    ------------
         Total liabilities..................................                 192,318,000     205,599,000
                                                                            ------------    ------------
MINORITY INTEREST...........................................         2,8       2,218,000       3,618,000
                                                                            ------------    ------------
COMMITMENTS AND CONTINGENCIES...............................  5, 6, 7, 9
STOCKHOLDERS' EQUITY:.......................................          10
Class A Common Stock, $0.01 par value; 33,333,333 shares
  authorized, 10,150,666 (2000) and 10,002,568 (1999) shares
  issued and outstanding....................................                     102,000         100,000
Class B Common Stock, $0.01 par value; 66,666,667 shares
  authorized, 18,994,447 (2000) and 18,650,198 (1999) shares
  issued and outstanding....................................                     190,000         187,000
Paid-in capital in excess of par value......................                  58,860,000      55,390,000
Retained earnings...........................................                 170,259,000     150,712,000
Accumulated other comprehensive income (loss)...............           2      (7,010,000)        213,000
                                                                            ------------    ------------
         Total stockholders' equity.........................                 222,401,000     206,602,000
                                                                            ------------    ------------
         TOTAL..............................................                $416,937,000    $415,819,000
                                                                            ============    ============

        See the accompanying notes to consolidated financial statements.

                         HERBALIFE INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                           NOTES          2000             1999             1998
                                          --------   --------------   --------------   --------------
Retail sales............................         2   $1,764,851,000   $1,793,508,000   $1,644,837,000
Less -- distributor allowances on
  product purchases.....................         2      820,723,000      837,283,000      778,195,000
                                                     --------------   --------------   --------------
Net sales...............................         2      944,128,000      956,225,000      866,642,000
Cost of sales, including purchases from
  related parties of $17,369,000
  (1998)................................         8      250,803,000      246,642,000      230,818,000
Royalty overrides.......................         2      265,062,000      277,363,000      250,905,000
Marketing, distribution and
  administrative expenses...............                357,824,000      339,647,000      306,589,000
Buy-out transaction expenses............                  9,498,000               --               --
Interest income -- net..................                  2,354,000        1,750,000        2,533,000
                                                     --------------   --------------   --------------
Income before income taxes and minority
  interest..............................                 63,295,000       94,323,000       80,863,000
Income taxes............................  2, 9, 12       25,318,000       36,314,000       31,132,000
                                                     --------------   --------------   --------------
Income before minority interest.........                 37,977,000       58,009,000       49,731,000
Minority interest.......................      2, 8        1,058,000        1,086,000        1,233,000
                                                     --------------   --------------   --------------
NET INCOME..............................             $   36,919,000   $   56,923,000   $   48,498,000
                                                     ==============   ==============   ==============

EARNINGS PER SHARE:.....................     2, 10
  Basic.................................             $         1.28   $         1.99   $         1.68
  Diluted...............................             $         1.22   $         1.86   $         1.60

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.................................                 28,827,000       28,603,000       28,897,000
  Dilutive effect of stock options......                  1,526,000        1,976,000        1,445,000
                                                     --------------   --------------   --------------
  Diluted...............................                 30,353,000       30,579,000       30,342,000
                                                     ==============   ==============   ==============

        See the accompanying notes to consolidated financial statements.

                         HERBALIFE INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                              PAID IN                                    ACCUMULATED
                                                            CAPITAL IN                                      OTHER
                                       COMMON     COMMON     EXCESS OF      RETAINED       UNEARNED     COMPREHENSIVE
                                      STOCK A    STOCK B     PAR VALUE      EARNINGS     COMPENSATION      INCOME
                                      --------   --------   -----------   ------------   ------------   -------------
Balance at December 31, 1997........  $ 98,000   $198,000   $50,319,000   $109,106,000    $(152,000)     $(4,836,000)
Issuance of 159,000 shares of Class
  A Common Stock and 346,000 Shares
  of Class B Common Stock under the
  1991 Stock Option Plan............     2,000      3,000     5,056,000
Issuance of Common Stock under 1994
  Incentive Compensation Plan.......                1,000       873,000
Additional capital from tax benefit
  of 1991 Stock Option Plan.........                          2,092,000
Recapitalization costs..............                           (616,000)
Repurchase of 3,000 shares of Class
  A Common Stock and 1,585,000
  shares of Class B Common Stock....              (16,000)   (2,901,000)   (29,563,000)
Amortization of unearned
  compensation......................                                                        152,000
Net income..........................                                        48,498,000
Translation adjustments.............                                                                       2,591,000
Unrealized gain on marketable
  securities........................                                                                           6,000
Total comprehensive income..........
Cash dividend declared..............                                       (17,100,000)
                                      --------   --------   -----------   ------------    ---------      -----------
Balance at December 31, 1998........  $100,000   $186,000   $54,823,000   $110,941,000    $      --      $(2,239,000)
                                                                                          =========
Issuance of 21,831 shares of Class A
  Common Stock and 46,663 Shares of
  Class B Common Stock under the
  1991 Stock Option Plan............        --      1,000       469,000
Additional capital from tax benefit
  of 1991 stock option plan.........                             98,000
Cancellation of fractional shares...                                            (1,000)
Net income..........................                                        56,923,000
Translation adjustments.............                                                                       2,477,000
Unrealized loss on marketable
  securities........................                                                                         (25,000)
Total comprehensive income..........
Cash dividends declared.............                                       (17,151,000)
                                      --------   --------   -----------   ------------                   -----------
Balance at December 31, 1999........  $100,000   $187,000   $55,390,000   $150,712,000                   $   213,000
Issuance of 148,328 shares of Class
  A Common Stock and 344,711 Shares
  of Class B Common Stock under the
  1991 Stock Option Plan............     2,000      3,000     3,404,000
Additional capital from tax benefit
  of 1991 stock option plan.........                             67,000
Cancellation of fractional shares...                             (1,000)       (14,000)
Net income..........................                                        36,919,000
Translation adjustments.............                                                                      (7,229,000)
Unrealized gain on marketable
  securities........................                                                                           6,000
Total comprehensive income..........
Cash dividends declared.............                                       (17,358,000)
                                      --------   --------   -----------   ------------                   -----------
Balance at December 31, 2000........  $102,000   $190,000   $58,860,000   $170,259,000                   $(7,010,000)
                                      ========   ========   ===========   ============                   ===========


                                          TOTAL
                                      STOCKHOLDER'S   COMPREHENSIVE
                                         EQUITY          INCOME
                                      -------------   -------------
Balance at December 31, 1997........  $154,733,000
Issuance of 159,000 shares of Class
  A Common Stock and 346,000 Shares
  of Class B Common Stock under the
  1991 Stock Option Plan............     5,061,000
Issuance of Common Stock under 1994
  Incentive Compensation Plan.......       874,000
Additional capital from tax benefit
  of 1991 Stock Option Plan.........     2,092,000
Recapitalization costs..............      (616,000)
Repurchase of 3,000 shares of Class
  A Common Stock and 1,585,000
  shares of Class B Common Stock....   (32,480,000)
Amortization of unearned
  compensation......................       152,000
Net income..........................    48,498,000     $48,498,000
Translation adjustments.............     2,591,000       2,591,000
Unrealized gain on marketable
  securities........................         6,000           6,000
                                                       -----------
Total comprehensive income..........                   $51,095,000
                                                       ===========
Cash dividend declared..............   (17,100,000)
                                      ------------
Balance at December 31, 1998........  $163,811,000
Issuance of 21,831 shares of Class A
  Common Stock and 46,663 Shares of
  Class B Common Stock under the
  1991 Stock Option Plan............       470,000
Additional capital from tax benefit
  of 1991 stock option plan.........        98,000
Cancellation of fractional shares...        (1,000)
Net income..........................    56,923,000     $56,923,000
Translation adjustments.............     2,477,000       2,477,000
Unrealized loss on marketable
  securities........................       (25,000)        (25,000)
                                                       -----------
Total comprehensive income..........                   $59,375,000
                                                       ===========
Cash dividends declared.............   (17,151,000)
                                      ------------
Balance at December 31, 1999........  $206,602,000
Issuance of 148,328 shares of Class
  A Common Stock and 344,711 Shares
  of Class B Common Stock under the
  1991 Stock Option Plan............     3,409,000
Additional capital from tax benefit
  of 1991 stock option plan.........        67,000
Cancellation of fractional shares...       (15,000)
Net income..........................    36,919,000     $36,919,000
Translation adjustments.............    (7,229,000)     (7,229,000)
Unrealized gain on marketable
  securities........................         6,000           6,000
                                                       -----------
Total comprehensive income..........            --     $29,696,000
                                                       ===========
Cash dividends declared.............   (17,358,000)
                                      ------------
Balance at December 31, 2000........  $222,401,000
                                      ============

        See the accompanying notes to consolidated financial statements.

                         HERBALIFE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000            1999            1998
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 36,919,000    $ 56,923,000    $ 48,498,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    15,693,000      14,001,000      15,801,000
  Deferred income taxes.....................................    (8,889,000)     (4,081,000)    (10,803,000)
  Amortization of unearned compensation.....................            --              --         152,000
  Stock grant...............................................            --              --          88,000
  Unrealized foreign exchange (gain) loss...................     2,702,000        (572,000)     (1,059,000)
  Minority interest in earnings.............................     1,058,000       1,086,000       1,233,000
  Other.....................................................       882,000          90,000         393,000
Changes in operating assets and liabilities:
  Receivables...............................................     4,116,000      13,155,000       4,621,000
  Inventories...............................................    (2,937,000)    (12,003,000)    (13,024,000)
  Prepaid expenses and other current assets.................       (70,000)      6,635,000      (6,987,000)
  Accounts payable..........................................    (1,564,000)      7,401,000       1,601,000
  Royalty overrides.........................................     7,809,000       5,832,000        (661,000)
  Accrued expenses and accrued compensation.................    (8,675,000)     11,209,000       6,401,000
  Advance sales deposits....................................    (2,195,000)        948,000     (10,835,000)
  Income taxes payable......................................      (478,000)    (15,160,000)     12,518,000
  Deferred compensation liability...........................     1,770,000       9,950,000       9,476,000
                                                              ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    46,141,000      95,414,000      57,413,000
                                                              ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property.....................................   (24,966,000)    (30,113,000)    (19,098,000)
  Proceeds from sale of property............................       149,000          65,000         131,000
  Net changes in marketable securities......................   (28,751,000)      3,998,000      38,613,000
  Other assets..............................................     6,970,000      (6,967,000)       (172,000)
  Deferred compensation plan................................    (3,384,000)     (9,870,000)    (11,595,000)
                                                              ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.........   (49,982,000)    (42,887,000)      7,879,000
                                                              ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid............................................   (17,285,000)    (17,148,000)    (17,530,000)
  Distribution to minority interest.........................    (1,452,000)     (1,063,000)       (505,000)
  Additions to bank loans and contracts payable.............     2,392,000       3,303,000       1,483,000
  Principal payments on bank loans and contracts payable....    (1,114,000)     (2,233,000)     (1,544,000)
  Exercise of stock options.................................     3,409,000         470,000       5,061,000
  Stock repurchases.........................................       (15,000)             --     (32,480,000)
  Recapitalization cost.....................................            --              --        (616,000)
                                                              ------------    ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES.......................   (14,065,000)    (16,671,000)    (46,131,000)
                                                              ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................   (10,038,000)      1,703,000       2,647,000
                                                              ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (27,944,000)     37,559,000      21,808,000
CASH AND CASH EQUIVALENTS AT JANUARY 1......................   138,280,000     100,721,000      78,913,000
                                                              ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT DECEMBER 31....................  $110,336,000    $138,280,000    $100,721,000
                                                              ============    ============    ============
CASH PAID DURING THE YEAR
  Interest Paid.............................................  $  1,109,000    $  1,812,000    $  1,321,000
                                                              ============    ============    ============
  Income Taxes Paid.........................................  $ 31,026,000    $ 47,428,000    $ 27,012,000
                                                              ============    ============    ============

        See the accompanying notes to consolidated financial statements.

                         HERBALIFE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. GENERAL

     Herbalife International, Inc. and its subsidiaries (the "Company") market weight management products, nutritional supplements and personal care products worldwide. The Company's products are marketed through a network marketing system in which "distributors", who are generally independent contractors, purchase products for resale to retail consumers and other distributors. As of December 31, 2000, the Company conducted business in 49 countries. In the Company's foreign markets, distributors market the same, or essentially the same products, as those sold in the United States and in fundamentally the same manner.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation Policy

     The consolidated financial statements include the accounts of the Company and its subsidiaries; all significant intercompany transactions and accounts have been eliminated.

  Translation of Foreign Currencies

     Foreign subsidiaries' asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets. Transaction losses, which include the cost of forward exchange and option contracts were $7,661,000, $7,417,000 and $771,000 in the years ended December 31, 2000, 1999 and 1998, respectively, and are included in marketing, distribution and administrative expenses in the accompanying consolidated statements of income.

  Forward Exchange Contracts and Option Contracts

     The Company enters into forward exchange contracts and option contracts in managing its foreign exchange risk on sales to distributors, purchase commitments denominated in foreign currencies, intercompany transactions and bank loans. The Company does not use the contracts for trading purposes.

     Gains, losses and premiums on option contracts related to qualifying hedges are deferred and recognized in operating income when the underlying hedged transaction occurs.

     Foreign currency forward exchange contracts related to qualifying hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. The discount or premium on such contracts is amortized to expense over the life of the contracts. Assets and liabilities underlying such contracts that are denominated in a currency other than the functional currency of the recording entity are remeasured at each balance sheet date, with the corresponding gain or loss included as a component of operating income.

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

  Marketable Securities

     The Company's marketable securities are classified as "available for sale". Fluctuations in fair value are included in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets. Marketable securities are comprised primarily of tax-exempt municipal bonds.

                         HERBALIFE INTERNATIONAL, INC.

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

  Fair Value of Financial Instruments

     The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

     The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short term maturity of these instruments. Marketable securities are based on the quoted market prices for these instruments. Foreign exchange contracts are based on exchange rates at year end. The fair value of option and forward contracts are based on dealer quotes. The book values of the Company's debt instruments are considered to approximate their fair values because the interest rates of these instruments approximate current rates offered to the Company.

  Inventories

     Inventories are stated at lower of cost (on the first-in, first-out basis) or market.

  Long-Lived Assets

     Depreciation of furniture, fixtures and equipment (including computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to six years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter.

     Goodwill is being amortized over periods ranging from fifteen to forty years.

     Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair market value of the asset.

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

                         HERBALIFE INTERNATIONAL, INC.

  Minority Interest

     On December 30, 1996, the Company sold shares of Herbalife Japan to certain directors, executive officers and resident managers of Herbalife Japan (see Footnote 8, "Transactions with Related Parties"). The minority stockholders' interest in the equity of Herbalife Japan is approximately 7%.

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

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the incremental shares issuable upon the assumed exercise of stock options.

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

  Recently Issued Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended, establishes requirements for the recording and reporting of derivative financial instruments, including hedging transactions. The Company will adopt the statement on January 1, 2001 and does not expect that the adoption of this statement will have a material impact on the financial statement.

                         HERBALIFE INTERNATIONAL, INC.

 3. INVENTORIES

     Inventories consist primarily of finished goods available for resale and can be categorized as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                              2000            1999
                                                           -----------    ------------
Product..................................................  $89,932,000    $ 90,816,000
Literature...............................................    6,064,000       6,054,000
Promotional items........................................    3,336,000       4,687,000
                                                           -----------    ------------
          Total..........................................  $99,332,000    $101,557,000
                                                           ===========    ============

 4. CONTRACTS PAYABLE AND BANK LOANS

     Contracts payable and bank loans consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Capitalized leases, due in monthly installments through 2003
  (Note 5)..................................................  $2,388,000    $3,829,000
Bank loans..................................................   6,029,000     4,551,000
                                                              ----------    ----------
          Total.............................................   8,417,000     8,380,000
Less current portion........................................   7,013,000     6,151,000
                                                              ----------    ----------
Long-term portion...........................................  $1,404,000    $2,229,000
                                                              ==========    ==========

     Annual scheduled payments of bank loans and contracts payable are:
$7,013,000 (2001), $1,363,000 (2002), and $41,000 (2003).

     The Company has a credit agreement (the "Credit Agreement") with a bank expiring December 31, 2001, which provides for unsecured borrowings and letters of credit of up to $25,000,000. Amounts under the Credit Agreement bear interest at the Company's option at either the euro dollar rate plus 0.5% per annum or the alternative base rate consisting of the higher of (i) the prime rate of interest announced by the lender or (ii) the sum of the federal funds effective rate (as published by the Federal Reserve Bank of New York) plus one half percent. Borrowings under the Credit Agreement were zero and $428,000 at December 31, 2000 and December 31, 1999, respectively. Additionally, the Company used the Credit Agreement to secure letters of credit of zero and $3,602,000 at December 31, 2000 and 1999, respectively. The Credit Agreement contains certain restrictive covenants that require the Company to maintain a minimum level of consolidated tangible net worth, as defined and a minimum current ratio, among other items.

     The Company has two lines of credit (the "Lines of Credit") for Turkey and India under separate agreements with two separate banks which provide for unsecured borrowings of up to $7,000,000 and bear interest at LIBOR plus a negotiated spread, which can vary depending on the currency in which the loan occurs. Borrowings under the Lines of Credit were $4,682,000 at December 31, 2000 and $4,123,000 at December 31, 1999, respectively. The Company also has other borrowings amounting to $1,347,000 at December 31, 2000 and $428,000 at December 31, 1999.

 5. LEASE OBLIGATIONS

     The Company has warehouse and office facilities, furniture and fixtures and equipment leases, which expire at various dates through 2009. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs.

                         HERBALIFE INTERNATIONAL, INC.

     Certain of the leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2000 were as follows:

                                                              OPERATING      CAPITAL
                                                             -----------    ----------
2001.......................................................  $15,866,000    $1,624,000
2002.......................................................   13,499,000       885,000
2003.......................................................    8,875,000        42,000
2004.......................................................    7,303,000            --
2005.......................................................    6,914,000            --
Thereafter.................................................    3,243,000            --
                                                             -----------    ----------
          Total............................................  $55,700,000     2,551,000
                                                             ===========
Less: Amounts included above representing interest.........                    163,000
                                                                            ----------
Present value of net minimum lease payments................                 $2,388,000
                                                                            ==========

     Rental expense for the years ended December 31, 2000, 1999, and 1998 was $21,961,000, $18,339,000 and $18,336,000 respectively.

     Property under capital leases is included in property on the accompanying consolidated balance sheets as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
Equipment.................................................  $ 8,559,000    $ 8,420,000
Less: accumulated amortization............................   (5,881,000)    (4,689,000)
                                                            -----------    -----------
          Total...........................................  $ 2,678,000    $ 3,731,000
                                                            ===========    ===========

 6. EMPLOYEE COMPENSATION PLANS

     In addition to the stock option plan discussed in Note 10, the Company has two incentive compensation plans: the 1992 Executive Incentive Compensation Plan (the "1992 Plan") and the 1994 Performance-Based Annual Incentive Compensation Plan (the "1994 Plan"). Under the 1992 Plan, a target percentage of earnings before bonuses and income taxes may be awarded to officers, directors and key employees, as determined by the Chief Executive Officer and Compensation Committee of the Board of Directors, based on the attainment of certain corporate and business objectives. No bonuses were awarded under this plan for 2000, 1999 or 1998.

     The 1994 Plan provides additional compensation as an incentive to key executives and consultants to attain certain specified performance objectives of the Company. The amount of the available awards to individual participants and the aggregate amount to all participants are determined based upon objective performance goals as determined by the Compensation Committee of the Board of Directors. The amounts awarded under the 1994 Plan for 2000, 1999 and 1998 were $4,578,000, $16,165,000 and $6,950,000 respectively.

     In accordance with the 1994 Plan, the Company made advances of targeted performance bonus amounts to the participants. As of December 31, 2000 and 1999, the remaining outstanding principal and accrued interest was $1,040,000 and $1,243,000, respectively and is included in receivables on the accompanying consolidated balance sheets. Each advance is a full recourse obligation of the executive with a maturity date of two years following the date of the advance. In addition, the advances bear interest at the applicable federal rate (AFR) for two-year notes at the time of the advances. The rates for outstanding advances at December 31, 2000 and 1999 range from 4.67% to 6.45% and 4.67% to 5.57%, respectively.

                         HERBALIFE INTERNATIONAL, INC.

     The Company also maintains a profit sharing plan pursuant to Sections 401
(a) and (k) of the Internal Revenue Code. The plan is available to substantially all employees who meet length of service requirements. Employees may elect to contribute 2% to 17% of their compensation, and the Company will match 3% of the earnings of each employee who elects to defer 2% or more of his or her earnings. Participants are partially vested in the Company contributions after three years and fully vested after seven years. The Company contributed $1,167,000, $974,000 and $675,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     Each participant in either of the deferred compensation plans has at all times a fully vested and non-forfeitable interest in each year's contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant's election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest. Such amount is payable in two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred. The gross deferred compensation expense was $7,363,000, $7,747,000 and $7,485,000 for 2000, 1999 and 1998, respectively. The deferred compensation expense net of participant contributions was $2,741,000, $2,488,000 and $2,371,000 for 2000, 1999 and 1998, respectively. The long term deferred compensation liability under the deferred compensation plans was $24,435,000 and $21,395,000 at December 31, 2000 and 1999, respectively.

     Effective as of August 9, 1994, the Company entered into a Deferred Compensation Agreement (the "Agreement") with an officer. The gross deferred compensation expense under the Agreement was $400,000 and $600,000 in 1999 and 1998, respectively. There was no gross deferred compensation expense in 2000. The long term deferred compensation liability under the Agreement was zero and $1,348,000 as of the end of 2000 and 1999, respectively. The liability under the Agreement was paid in 2000 upon the termination of the officer.

     The three deferred compensation plans and the Supplemental Executive Retirement Plan (See Note 7, Retirement Plan) are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed $31,313,000 and $27,929,000 as of December 31, 2000 and 1999,
respectively to a "rabbi trust" whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company's creditors if the Company becomes insolvent.

     Certain of the officers have agreements with the Company which provide for payments in the event of a change in control ("Change in Control Payments"), as defined by the agreements. The Change in Control Payments would generally be for an amount equal to three times the officers' annual compensation level. However, such Change in Control Payments cannot exceed an amount which would cause the payment of federal excise tax.

                         HERBALIFE INTERNATIONAL, INC.

 7. RETIREMENT PLAN

     In September 1997, the Company implemented a nonqualified, non-contributory Supplemental Executive Retirement Plan ("SERP") providing retirement benefits for a select group of management. The normal retirement benefit under the SERP is 60 quarterly installment payments commencing at age 65, each of which equals one-quarter of 2% of "compensation" times the number of years of participation up to 20 years. A participant becomes fully vested in his or her interest in the SERP on his or her normal or early retirement date, death, or disability, or on a change in control of the Company. If a participant's employment is terminated for cause, the Company has the discretion to reduce his or her vested benefit to zero. In all other cases, a participant's vested interest is zero until he or she has completed five years of participation, and gradually increases to 100% when he or she has completed nine years of participation. The Plan Administrator has the discretion to credit a participant with additional years of participation as of his or her date of hire or commencement of participation in the SERP. The following table shows the net periodic pension cost and other data about the SERP:

                                                               2000           1999
                                                           ------------    -----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year/inception........  $  8,412,000    $ 9,029,000
Service cost.............................................     1,010,000      1,214,000
Interest cost............................................       624,000        546,000
Amendments...............................................     1,285,000             --
Actuarial (gain) loss....................................     1,767,000     (2,346,000)
Benefits paid............................................    (1,958,000)       (31,000)
                                                           ------------    -----------
Benefit obligation at end of year........................  $ 11,140,000    $ 8,412,000
                                                           ============    ===========

Funded status............................................  $(11,140,000)   $(8,412,000)
Unrecognized actuarial (gain) loss.......................     1,001,000       (735,000)
Unrecognized prior service cost..........................     5,610,000      4,696,000
                                                           ------------    -----------
Net amount recognized....................................  $ (4,529,000)   $(4,451,000)
                                                           ============    ===========
Amounts recognized in the consolidated balance sheets
  Consist of:
  Accrued benefit liability..............................  $ (7,872,000)   $(5,021,000)
  Intangible asset.......................................     3,343,000        570,000
                                                           ------------    -----------
Net amount recognized....................................  $ (4,529,000)   $(4,451,000)
                                                           ============    ===========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate............................................           7.0%           7.5%
Rate of compensation increase............................           4.0%           4.0%
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.............................................  $  1,010,000    $ 1,214,000
Interest cost............................................       624,000        546,000
Amortization of prior service cost.......................       371,000        371,000
Amortization of actuarial loss...........................            --         31,000
                                                           ------------    -----------
Net periodic pension cost................................  $  2,005,000    $ 2,162,000
                                                           ============    ===========

 8. TRANSACTIONS WITH RELATED PARTIES

     On April 23, 1998, Raven and D&F, two of the significant suppliers of the Company's products, and Dynamic, another supplier to the Company, concluded a bond offering. Part of the proceeds from the offering

                         HERBALIFE INTERNATIONAL, INC.

were used to repurchase certain ownership interests in such entities, including the entire ownership interest of Mr. Hughes, formerly CEO and President of the Company in Raven and Dynamic (representing 1/3 and 1/5 of the formerly outstanding ownership, respectively), as well as the entire ownership interest of a former employee of the Company in Dynamic (representing 5% of the formerly outstanding ownership). Total purchases from Raven were $16,379,000 for the period January 1, 1998 through April 23, 1998. Total purchases from Dynamic were $990,000 for the period January 1, 1998 through April 23, 1998.

     In addition to advances described in Note 6, the Company has made additional advances to certain officers. The aggregate outstanding principal and accrued interest was $666,000 and $3,123,000 at December 31, 2000 and 1999, respectively (included in receivables on the accompanying consolidated balance sheets). Each outstanding advance is a full recourse obligation of the officer. The rates for outstanding advances at December 31, 2000 and 1999 range from 4.98% to 6.15% and 4.98% to 5.68%, respectively.

     In December 1996, the Company sold an approximate 7% interest in its Japanese subsidiary to certain Company directors, executive officers and resident managers of Herbalife Japan K.K. The aggregate sales price was $4,620,000: $1,386,000 in cash and $3,234,000 in full recourse interest bearing notes. The notes are payable in 16 equal quarterly principal and interest installments, through December 2001. The outstanding note receivable balance was $335,000 and $1,828,000 at December 31, 2000 and 1999, respectively and is included in receivables and other assets on the accompanying consolidated balance sheets. The sales price of the shares was determined based upon a valuation performed by an independent investment banking firm. The profit recognized from the sale has been deferred, and will be recognized only if the interest ultimately is sold to a third party.

     In addition, the Company made a loan of $1,964,000 to Mr. Hughes during 1999. Such loan, which accrued interest at the rate of 4.62% per annum was repaid during 2000.

 9. CONTINGENCIES

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

                         HERBALIFE INTERNATIONAL, INC.

independent, and that the directors breached their fiduciary duties to the Company's public stockholders in approving the Transactions. The plaintiffs requested (1) an injunction prohibiting the defendants from proceeding with the Transactions, (2) unspecified damages, (3) costs and attorneys' fees, and (4) other relief.

     In January 2000, the defendants in the Lawsuits reached an agreement with the representative plaintiffs' counsel to settle the Lawsuits. Under the terms of the settlement agreement, among other things, (1) a payment (the "Supplemental Payment") was required to be made to the settlement class members (which included, generally, the public stockholders and the holders of the DECS securities issued by DECS Trust III) in an amount equal to $0.81 per share or DECS security. The Company and the representative plaintiffs' counsel obtained final court approval of the settlement agreement on February 9, 2000, and the judgment dismissing the Lawsuits subsequently became final. However, because the Transactions challenged in the Lawsuits were not completed (meaning, among other things, that the Supplemental Payment to class members was not made), the release of claims in favor of the defendants did not become effective. Consequently, it is possible that the plaintiffs in the original Lawsuits, or new plaintiffs, could file new lawsuits relating to the proposed Transactions.

     In September 2000, a putative class action lawsuit was filed in the District Court, Clark County, Nevada (Tharp v. Herbalife International, Inc., et al.). This lawsuit alleges breaches of fiduciary obligations by the Company's directors and its majority stockholder in connection with the adoption by the Company of the Preferred Share Purchase Rights Plan and the rejection of a purported offer by a third party to acquire a controlling interest in the Company. The plaintiffs in the lawsuit request (1) an order compelling the individual defendants to take steps to "expose Herbalife to the marketplace in an effort to create an active auction of the Company", (2) an order enjoining the defendants in office, (3) unspecified damages, and (4) other relief. The Company has not yet answered the complaint. The deadline for answering the complaint has been extended by mutual agreement of the parties to March 31, 2001. The Company believes that it has meritorious defenses to the allegations contained in this litigation.

     In December 2000, a lawsuit against the Company and a Company executive was filed in the Orange County Superior Court by Global Health Sciences, Inc. (Global) and its principal stockholder, Richard Marconi. Historically, subsidiaries of Global have been the principal suppliers to the Company of nutritional and weight management products. The lawsuit alleges, among other things, that Mark Hughes, the former president and chief executive officer of the Company, committed to Mr. Marconi and/or Global that Mr. Marconi and/or Global would supply all of the Company's products as long as Mr. Marconi lived. Mr. Marconi and Global seek an injunction forcing the Company to purchase products from Global as well as monetary damages. The Company believes the lawsuit to be without merit and is defending it vigorously. However, an adverse result in this litigation could have a material adverse effect on the Company's financial condition and operating results.

     Some of the Company's subsidiaries have been subject to tax audits by governmental authorities in their respective countries, some of which governmental authorities are proposing that additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, an adverse outcome in these matters could have a material impact on our financial condition and operating results.

10. STOCKHOLDERS' EQUITY

     On July 27, 2000, the Company's Board of Directors adopted a Preferred Share Purchase Rights Plan (the "Plan"), in order to encourage any person or group interested in acquiring the Company to negotiate with the Board of Directors of the Company prior to attempting an acquisition. Under the terms of the Plan, which expires on August 21, 2010, the Company declared a dividend of one Preferred Share Purchase Right

                         HERBALIFE INTERNATIONAL, INC.

(collectively, the "Rights"), for each outstanding share of Class A Common Stock and Class B Common Stock held at the close of business on August 21, 2000. Initially, the Rights are attached to the Common Stock and not represented by separate certificates. The Rights will become exercisable, if not earlier redeemed, only after a person or group (an "Acquiring Person") has acquired, or announced a tender offer which would result in a person or group acquiring, 15% or more of the Company's Class A Common Stock or the combined classes of Common Stock. Initially, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.00. However, if a person or group becomes an Acquiring person, the Plan allows the Company's shareholders to purchase, at an exercise price of $40.00 per Right, subject to adjustment, Class B Common Stock of the Company having a market value at that time of $80.00. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until a person or group has become an Acquiring Person. Until exercise, a Right holder, as such, has no rights as our shareholder. Rights held by an Acquiring Person will become void and will not be exercisable to purchase shares at the bargain price. In addition, under certain circumstances involving the acquisition of the Company in a merger or other business combination that has not been approved by the Board of Directors of the Company, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the exercise price of the Rights.

     The Company's 1994 Plan allows for the granting of stock based performance awards authorized by the Compensation Committee of the Board of Directors. Compensation costs for these awards are recorded based on the quoted market price of the Company's common stock at the end of the period in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25").

     The Company's 1991 Stock Option Plan ("1991 Plan"), as amended, permits the granting of non-qualified stock options to key employees and consultants to purchase 7,900,000 shares of the Company's Class A Stock and/or Class B Stock (less shares previously exercised) at prices not less than 85% of the fair market value of such shares on the date the option is granted. All options outstanding at December 31, 2000 were granted at the fair market value of such shares on the grant date. The contractual life of the options are generally 10 years and they vest ratably over a maximum of 5 years in minimum annual installments of 20%.

     During October, 1998, 1.9 million Class A Stock options and 5.1 million Class B Stock options were repriced by the Company to reflect the then current stock price of $8.00 and $6.63 respectively.

     The Company accounts for stock option grants in accordance with APB 25. Had compensation cost for stock option grants been calculated using the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                                 2000           1999           1998
                                              -----------    -----------    -----------
Net Income -- as reported...................  $36,919,000    $56,923,000    $48,498,000
Net Income -- pro forma.....................   34,014,000     47,944,000     33,190,000
Basic EPS -- as reported....................         1.28           1.99           1.68
Basic EPS -- pro forma......................         1.18           1.68           1.15
Diluted EPS -- as reported..................         1.22           1.86           1.60
Diluted EPS -- pro forma....................         1.13           1.59           1.14

                         HERBALIFE INTERNATIONAL, INC.

     The fair value of the stock options granted during the years presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

                                               2000                  1999                    1998
                                         -----------------   ---------------------   ---------------------
                                         CLASS A   CLASS B    CLASS A     CLASS B     CLASS A     CLASS B
                                         -------   -------   ---------   ---------   ---------   ---------
Risk free interest rate................    N/A       N/A          4.72%       5.21%       4.44%       4.51%
Expected option life...................    N/A       N/A     4.9 years   3.7 years   3.7 years   3.7 years
Volatility.............................    N/A       N/A         60.65%      59.78%      61.09%      59.54%
Dividend yield.........................    N/A       N/A          4.70%       5.50%       3.00%       3.50%

     Option groups outstanding at December 31, 2000, 1999 and 1998 and related option information follows:

                                                       CLASS A STOCK               CLASS B STOCK
                                                 -------------------------   -------------------------
                                                                  WEIGHTED                    WEIGHTED
                                                    OPTIONS       AVERAGE       OPTIONS       AVERAGE
                                                 --------------   --------   --------------   --------
2000
Outstanding at January 1.......................       2,218,000    $ 7.86         5,236,000    $ 6.66
Granted........................................              --        --                --        --
Exercised......................................        (149,000)     7.45          (345,000)     6.49
Canceled.......................................         (41,000)     7.99          (267,000)     6.74
                                                 --------------    ------    --------------    ------
Outstanding at December 31.....................       2,028,000    $ 7.89         4,624,000    $ 6.67
                                                                   ======                      ======
Available for grant at December 31.............          42,000                     605,000
                                                 --------------              --------------
       Total reserved shares...................       2,070,000                   5,229,000
                                                 ==============              ==============
Exercisable at December 31.....................       1,807,000    $ 7.87         3,409,000    $ 6.63
                                                 ==============    ======    ==============    ======
Option prices per share
  Granted......................................             N/A                         N/A
  Exercised....................................  $0.88 - $ 8.00              $0.88 - $ 8.63
Weighted average fair value of options
  granted during the year......................             N/A                         N/A
1999
Outstanding at January 1.......................       2,240,000    $ 7.85         5,107,000    $ 6.58
Granted........................................           1,000     14.38           198,000      8.69
Exercised......................................         (22,000)     7.39           (46,000)     6.63
Canceled.......................................          (1,000)     8.00           (23,000)     6.63
                                                 --------------    ------    --------------    ------
Outstanding at December 31.....................       2,218,000    $ 7.86         5,236,000    $ 6.66
                                                                   ======                      ======
Available for grant at December 31.............           1,000                     337,000
                                                 --------------              --------------
       Total reserved shares...................       2,219,000                   5,573,000
                                                 ==============              ==============
Exercisable at December 31.....................       1,217,000    $ 7.75         2,553,000    $ 6.54
                                                 ==============    ======    ==============    ======
Option prices per share
  Granted......................................  $        14.38              $8.63 - $11.63
  Exercised....................................  $ 7.38 - $8.00              $         6.63
Weighted average fair value of options
  granted during the year......................  $         5.57              $         3.02

                         HERBALIFE INTERNATIONAL, INC.

                                                       CLASS A STOCK               CLASS B STOCK
                                                 -------------------------   -------------------------
                                                                  WEIGHTED                    WEIGHTED
                                                    OPTIONS       AVERAGE       OPTIONS       AVERAGE
                                                 --------------   --------   --------------   --------
1998
Outstanding at January 1.......................       2,041,000    $14.27         4,156,000    $14.40
Granted........................................         374,000     22.12         1,334,000     19.89
Repriced.......................................       1,907,000      8.00         5,075,000      6.63
Exercised......................................        (159,000)     9.86          (346,000)     9.57
Surrendered for repricing......................      (1,907,000)    17.53        (5,075,000)    16.30
Canceled.......................................         (16,000)    10.65           (37,000)    10.61
                                                 --------------    ------    --------------    ------
Outstanding at December 31.....................       2,240,000    $ 7.85         5,107,000    $ 6.58
                                                                   ======                      ======
Available for grant at December 31.............          15,000                      45,000
                                                 --------------              --------------
       Total reserved shares...................       2,255,000                   5,152,000
                                                 ==============              ==============
Exercisable at December 31.....................         736,000    $ 7.60         1,462,000    $ 6.48
                                                 ==============    ======    ==============    ======
Option prices per share
  Granted......................................  $8.00 - $22.13              $6.63 - $26.00
  Exercised....................................  $7.38 - $19.88              $6.68 - $19.88
Weighted average fair value of options
  granted during the year......................  $         4.22              $         3.67

     The following table summarizes information regarding option groups outstanding at December 31, 2000:

                                                                WTD AVG       WTD                      WTD
                                                               REMAINING      AVG                      AVG
                                                  OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
                                                OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
                                                -----------   -----------   --------   -----------   --------
Range of Exercise Prices:
Class A
  $0.88.......................................      12,000      1 Years      $ 0.88        12,000     $0.88
  $7.38.......................................     217,000      4 Years      $ 7.38       217,000     $7.38
  $7.50.......................................      25,000      4 Years      $ 7.50        25,000     $7.50
  $8.00.......................................   1,773,000      6 Years      $ 8.00     1,552,000     $8.00
  $14.38......................................       1,000      8 Years      $14.38            --     $  --
Class B
  $0.88.......................................      25,000      1 Years      $ 0.88        25,000     $0.88
  $6.63.......................................   4,431,000      6 Years      $ 6.63     3,311,000     $6.63
  $8.63.......................................     129,000      8 Years      $ 8.63        65,000     $8.63
  $8.88.......................................      38,000      8 Years      $ 8.88         7,000     $8.88
  $11.63......................................       1,000      8 Years      $11.63            --        --

11. SEGMENT INFORMATION

     The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

     The Company has operations throughout the world (49 countries as of December 31, 2000) and is organized and managed by geographic area. Transactions between geographic segments generally represent

                         HERBALIFE INTERNATIONAL, INC.

export sales from the United States to foreign operations. Information reviewed by the Company's chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

                                                         2000        1999        1998
                                                       --------    --------    --------
                                                            (DOLLARS IN MILLIONS)
TOTAL RETAIL SALES:
  United States......................................  $  800.1    $  835.5    $  824.9
  Japan..............................................     406.9       518.4       547.7
  South Korea........................................     127.9       129.3        30.9
  Russia.............................................      32.7        30.9        96.7
  Others -- Pac Rim..................................     193.1       135.1       112.1
  Others -- Europe...................................     392.0       443.4       392.4
  Others -- The Americas.............................     162.8       125.2       106.6
  Elimination of intersegment sales(1)...............    (350.6)     (424.3)     (466.5)
                                                       --------    --------    --------
          Total retail sales.........................   1,764.9     1,793.5     1,644.8
                                                       --------    --------    --------
DISTRIBUTOR ALLOWANCES:
  United States......................................     309.3       325.1       335.3
  Japan..............................................     196.5       251.8       265.4
  South Korea........................................      50.4        51.6        12.3
  Russia.............................................      15.3        14.4        42.9
  Others -- Pac Rim..................................      89.0        62.5        52.0
  Others -- Europe...................................     182.0       205.0       182.3
  Others -- The Americas.............................      75.2        57.9        50.0
  Elimination of intersegment allowance(2)...........     (96.9)     (131.0)     (162.0)
                                                       --------    --------    --------
          Total distributor allowances...............     820.8       837.3       778.2
                                                       --------    --------    --------
Net sales............................................  $  944.1    $  956.2    $  866.6
                                                       ========    ========    ========
OPERATING INCOME(3):
  United States......................................  $  175.5    $  217.4    $  221.7
  Japan..............................................      55.0        70.2        67.6
  South Korea........................................      28.4        28.9         6.0
  Russia.............................................      (2.6)      (13.3)        2.2
  Others -- Pac Rim..................................       8.6         9.6         8.9
  Others -- Europe...................................       6.4        25.2        22.2
  Others -- The Americas.............................       3.5         4.7         2.3
  Corporate expenses.................................     (67.1)      (65.4)      (54.2)
  Net interest income................................       2.4         1.7         2.5
  Elimination of intersegment gross profit...........    (146.8)     (184.7)     (198.3)
                                                       --------    --------    --------
          Total operating income.....................      63.3        94.3        80.9
                                                       --------    --------    --------
  Income taxes.......................................     (25.3)      (36.3)      (31.2)
  Minority interest..................................      (1.1)       (1.1)       (1.2)
                                                       --------    --------    --------
Net Income...........................................  $   36.9    $   56.9    $   48.5
                                                       ========    ========    ========

                         HERBALIFE INTERNATIONAL, INC.

                                                         2000        1999        1998
                                                       --------    --------    --------
                                                            (DOLLARS IN MILLIONS)
TOTAL ASSETS:
  United States......................................  $  152.1    $  151.0    $  111.9
  Japan..............................................      49.0        65.8        69.4
  South Korea........................................      27.3        41.6        10.9
  Russia.............................................       4.5        11.4        11.0
  Others -- Pac Rim..................................      31.2        20.7        17.1
  Others -- Europe...................................      84.0        71.6        75.2
  Others -- The Americas.............................      21.5        17.9        20.0
  Corporate(4).......................................      47.3        35.8        32.7
                                                       --------    --------    --------
          Total assets...............................  $  416.9    $  415.8    $  348.2
                                                       ========    ========    ========
CAPITAL EXPENDITURES:
  United States......................................  $   14.4    $   21.7    $   11.2
  Japan..............................................       1.2         1.1         1.9
  South Korea........................................       1.1         1.1         0.1
  Russia.............................................        --         0.3         0.5
  Others -- Pac Rim..................................       2.9         2.1         1.1
  Others -- Europe...................................       3.6         3.0         3.1
  Others -- The Americas.............................       1.8         0.8         1.2
                                                       --------    --------    --------
          Total capital expenditures.................  $   25.0    $   30.1    $   19.1
                                                       ========    ========    ========
Notes:
(1) Includes intersegment sales of:
     United States...................................  $  347.1    $  419.4    $  460.4
     All others......................................       3.5         4.9         6.1
                                                       --------    --------    --------
          Total......................................  $  350.6    $  424.3    $  466.5
                                                       ========    ========    ========
(2) Includes distributor allowance reclass of:
     United States...................................  $   96.9    $  131.0    $  162.0
     Elimination.....................................     (96.9)     (131.0)     (162.0)
                                                       --------    --------    --------
          Total......................................        --          --          --
                                                       ========    ========    ========
(3) Includes depreciation and amortization of:
     United States...................................  $    9.8    $    9.1    $   11.0
     Japan...........................................       1.2         1.2         1.2
     South Korea.....................................       0.5         0.3         0.1
     Russia..........................................       0.2         0.2          --
     Others -- Pac Rim...............................       1.3         0.8         0.7
     Others -- Europe................................       2.1         1.9         1.5
     Others -- The Americas..........................       0.6         0.5         1.3
                                                       --------    --------    --------
          Total......................................  $   15.7    $   14.0    $   15.8
                                                       ========    ========    ========
(4) Corporate assets includes:
     Goodwill........................................  $    2.9    $    3.1    $    3.3
     ST deferred taxes...............................      28.4        20.4        22.7
     LT deferred taxes...............................      13.1        12.3         6.7
     Investment in joint venture.....................       2.9          --          --
                                                       --------    --------    --------
          Total......................................  $   47.3    $   35.8    $   32.7
                                                       ========    ========    ========

                         HERBALIFE INTERNATIONAL, INC.

                                                         2000        1999        1998
                                                       --------    --------    --------
                                                            (DOLLARS IN MILLIONS)
REVENUE BY PRODUCT LINE IS AS FOLLOWS:
Weight management....................................  $  742.3    $  741.0    $  648.4
Dietary and nutritional supplements..................     771.2       807.8       729.6
Personal care products...............................     200.6       198.1       199.0
Literature, promotional and other....................      50.8        46.6        67.8
                                                       --------    --------    --------
          Total retail sales.........................  $1,764.9    $1,793.5    $1,644.8
                                                       ========    ========    ========

12. INCOME TAXES

     The components of income before income taxes were:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
Domestic....................................  $14,198,000    $23,432,000    $28,082,000
Foreign.....................................   49,097,000     70,891,000     52,781,000
                                              -----------    -----------    -----------
                                              $63,295,000    $94,323,000    $80,863,000
                                              ===========    ===========    ===========

     Income taxes are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 2000           1999           1998
                                             ------------    -----------    -----------
CURRENT:
Foreign....................................  $ 25,377,000    $33,999,000    $33,048,000
Federal....................................     7,289,000      3,910,000      6,133,000
State......................................     1,541,000      2,486,000      2,754,000
DEFERRED:
Foreign....................................   (10,455,000)     1,652,000       (395,000)
Federal....................................     1,541,000     (5,204,000)    (9,814,000)
State......................................        25,000       (529,000)      (594,000)
                                             ------------    -----------    -----------
                                             $ 25,318,000    $36,314,000    $31,132,000
                                             ============    ===========    ===========

                         HERBALIFE INTERNATIONAL, INC.

     The tax effects of temporary differences which gave rise to deferred income tax assets and liabilities are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
DEFERRED INCOME TAX ASSETS:
Intercompany profit in inventory..........................  $ 1,792,000    $ 1,760,000
Accruals not currently deductible.........................   16,013,000     16,098,000
Foreign tax credits and tax loss carryforwards of certain
  foreign subsidiaries....................................   14,274,000     11,791,000
Less valuation allowance..................................   (4,660,000)    (9,124,000)
Depreciation/amortization.................................      773,000        837,000
Deferred compensation plan................................   10,134,000     10,630,000
Accrued state income taxes................................      149,000        691,000
Accrued vacation..........................................    2,213,000      2,132,000
Unrealized foreign exchange...............................    2,364,000      1,367,000
Other.....................................................    1,699,000             --
                                                            -----------    -----------
                                                            $44,751,000    $36,182,000
                                                            -----------    -----------
DEFERRED INCOME TAX LIABILITIES:
Intangible assets.........................................  $   828,000    $   863,000
Inventory deductibles.....................................    2,387,000        186,000
Other.....................................................           --      2,486,000
                                                            -----------    -----------
                                                            $ 3,215,000    $ 3,535,000
                                                            -----------    -----------
Net.......................................................  $41,536,000    $32,647,000
                                                            ===========    ===========

     At December 31, 2000, the Company's deferred income tax asset for U.S. foreign tax credits of $7,366,000 and net operating loss carryforwards of certain foreign subsidiaries of $6,908,000 was reduced by a valuation allowance of $4,660,000. The net operating loss carryforwards expire in varying amounts between 2001 and 2005. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                         HERBALIFE INTERNATIONAL, INC.

     The tax expense differs from the "expected" income tax expense by applying the United States statutory rate of 35% as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   2000           1999           1998
                                                -----------   ------------   ------------
Tax expense at United States statutory rate...  $22,153,000   $ 33,013,000   $ 28,302,000
Increase (decrease) in tax resulting from:
  Foreign sales corporation...................           --       (193,000)      (194,000)
  U.S. tax (benefit) on foreign income net of
     foreign tax credits......................    1,329,000    (12,815,000)   (10,750,000)
  Increase (decrease) in valuation
     allowances...............................   (4,465,000)     5,667,000      1,857,000
  Life insurance proceeds.....................   (1,750,000)            --             --
  Differences between U.S. and foreign tax
     rates on foreign income..................    6,990,000     10,221,000     12,459,000
  State taxes, net of federal benefit.........      966,000      1,616,000      1,297,000
  Other.......................................       95,000     (1,195,000)    (1,839,000)
                                                -----------   ------------   ------------
          Total...............................  $25,318,000   $ 36,314,000   $ 31,132,000
                                                ===========   ============   ============

     Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $21,948,000 at December 31, 2000. Deferred income taxes on these earnings have not been provided as these amounts have been reinvested in the foreign subsidiaries.

13. FINANCIAL INSTRUMENTS

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

     Foreign exchange option contracts are used primarily to hedge yen-denominated intercompany sales made by Herbalife International of America, Inc. to Herbalife of Japan and to hedge euro denominated sales made by Herbalife International of Europe, Inc. to certain of the Company's European distributors. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. The Company has guidelines that establish a net $5 million limit on the amount of annual option premiums. The Company purchases yen and euro put options, which give the Company the right, but not the obligation, to sell yen and euros at a specified exchange rate ("strike rate"). These contracts provide protection in the event the yen and euro weaken beyond the option strike rate. In some instances, the Company sells (writes) yen call options, which give the counterparty the right, but not the obligation to buy yen from the Company at a specified strike rate. These contracts serve to limit the benefit the Company would otherwise derive from strengthening of the yen beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options, the result of which, on a combined basis is to create a floor and a ceiling on the effective exchange rate received for the hedged yen-denominated transactions.

                         HERBALIFE INTERNATIONAL, INC.

     The following table provides information about the details of our option contracts:

                                                               AVERAGE
                                                               STRIKE      FAIR        MATURITY
               FOREIGN CURRENCY                   COVERAGE      PRICE     VALUE          DATE
               ----------------                  -----------   -------   --------   --------------
AT DECEMBER 31, 2000
Purchased Puts (Company may Sell Yen/Buy USD)
Japanese Yen...................................  $ 9,000,000   107.55    $482,000   Jan - Mar 2001
Japanese Yen...................................    9,000,000   108.30     427,000   Jan - Mar 2001
                                                 -----------             --------
                                                 $18,000,000             $909,000
                                                 ===========             ========
Written Calls (Counterparty may Buy Yen/Sell
  USD
Japanese Yen...................................  $ 9,000,000   104.10    $  2,000   Jan - Mar 2001
Japanese Yen...................................    9,000,000   104.60       3,000   Jan - Mar 2001
                                                 -----------             --------
                                                 $18,000,000             $  5,000
                                                 ===========             ========
Purchased Puts (Company may Sell Euro/Buy USD)
Euro...........................................  $ 5,328,000   0.8880    $  1,000      Jan 2001
Euro...........................................    5,334,000   0.8890      16,000      Feb 2001
                                                 -----------             --------
                                                 $10,662,000             $ 17,000
                                                 ===========             ========
AT DECEMBER 31, 1999
Purchased Puts (Company may Sell Yen/Buy USD)
Japanese Yen...................................  $ 9,000,000   118.00          --   Jan - Mar 2000
                                                 ===========             ========

     Foreign exchange forward contracts are occasionally used to hedge non-functional currency advances between subsidiaries and bank loans. The Company also uses foreign exchange forward contracts to hedge non-functional currency purchase commitments. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary's operating results.

                         HERBALIFE INTERNATIONAL, INC.

     The table below describes the forward contracts that were outstanding:

      FOREIGN CURRENCY        CONTRACT DATE   FORWARD POSITION   MATURITY DATE    CONTRACT RATE   FAIR VALUE
      ----------------        -------------   ----------------   --------------   -------------   ----------
AT DECEMBER 31, 2000
Buy Deutsche Mark/Sell
  USD.......................    9/11/2000        $1,070,000      Jan - Aug 2001     2.23 - 2.26   $1,156,000
Buy French Francs/Sell
  USD.......................    9/11/2000           624,000      Jan - Jul 2001      7.5 - 7.56      674,000
Buy Italian Lire/Sell USD...    9/11/2000         5,841,000      Jan - Aug 2001   2,216 - 2,235    6,325,000
Buy French Francs/Sell
  British Pound.............    4/13/2000         1,533,000           3/30/2001         10.6874    1,568,000
Buy Italian Lire/Sell
  British Pound.............    6/23/2000         1,473,000           6/15/2001           3,034    1,452,000

AT DECEMBER 31, 1999
Buy British Pound/Sell
  Norwegian Kroner..........     04/19/99           802,000            04/14/00         12.4833      829,000
Buy British Pound/Sell
  Finnish Marka.............     04/19/99           813,000            04/14/00          8.7451      879,000
Buy British Pound/Sell
  Swedish Kroner............     06/25/99           739,000            04/14/00         13.1085      766,000
Buy British Pound/Sell
  Norwegian Kroner..........     06/25/99           492,000            04/14/00         12.4730      509,000
Buy British Pound/Sell
  Danish Kroner.............     06/25/99           436,000            04/14/00         11.1090      463,000
Buy USD/Sell Turkish Lire...     09/14/99           147,000            03/13/00         613,050      139,000
Buy USD/Sell Turkish Lire...     09/14/99         3,000,000            09/14/00         824,000    2,209,000

     The Company periodically utilizes bank debt at certain foreign subsidiaries to reduce the impact of foreign currency movements on the subsidiary's operating results. At December 31, 2000 the Company's foreign subsidiaries had $4,682,000 of outstanding bank debt.

     All foreign subsidiaries excluding those operating in hyper-inflationary environments designate their local currencies as their functional currency. At year end the total amount of cash held by foreign subsidiaries primarily in Japan and Korea was $80.6 million of which $3.8 million was maintained or invested in U.S. dollars.

                         HERBALIFE INTERNATIONAL, INC.

14. QUARTERLY INFORMATION (UNAUDITED)

                                                              2000            1999
                                                          ------------    ------------
FIRST QUARTER ENDED MARCH 31
Retail sales............................................  $458,423,000    $428,799,000
Net sales...............................................   243,956,000     226,439,000
Gross profit(1).........................................   111,338,000     101,178,000
Net income..............................................     5,929,000      11,712,000
Net income per common share:
Basic...................................................  $       0.21    $       0.41
Diluted.................................................          0.19            0.38
Dividends per share.....................................          0.15            0.15
SECOND QUARTER ENDED JUNE 30
Retail sales............................................  $441,235,000    $425,765,000
Net sales...............................................   236,783,000     226,350,000
Gross profit(1).........................................   109,210,000     100,556,000
Net income..............................................    11,653,000      12,192,000
Net income per common share:
Basic...................................................  $       0.41    $       0.43
Diluted.................................................          0.39            0.40
Dividends per share.....................................          0.15            0.15
THIRD QUARTER ENDED SEPTEMBER 30
Retail sales............................................  $442,001,000    $446,041,000
Net sales...............................................   237,214,000     238,893,000
Gross profit(1).........................................   105,904,000     108,677,000
Net income..............................................    11,806,000      15,545,000
Net income per common share:
Basic...................................................  $       0.41    $       0.54
Diluted.................................................          0.39            0.51
Dividends per share.....................................          0.15            0.15
FOURTH QUARTER ENDED DECEMBER 31
Retail sales............................................  $423,191,000    $492,903,000
Net sales...............................................   226,175,000     264,543,000
Gross profit(1).........................................   101,809,000     121,809,000
Net income..............................................     7,531,000      17,474,000
Net income per common share:
Basic...................................................  $       0.26    $       0.61
Diluted.................................................          0.25            0.57
Dividends per share.....................................          0.15            0.15

---------------
(1) Gross profit consist of net sales less cost of sales and royalty overrides

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 30, 2001

                                          HERBALIFE INTERNATIONAL, INC.

                                          By:      /s/ TIMOTHY GERRITY
                                            ------------------------------------
                                                      Timothy Gerrity
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ CHRISTOPHER PAIR                     President, Chief Executive     March 30, 2001
-----------------------------------------------------  Officer and Director (Principal
                  Christopher Pair                           Executive Officer)

                /s/ CONRAD LEE KLEIN                     Director and Executive Vice    March 30, 2001
-----------------------------------------------------     President, Chief Business
                  Conrad Lee Klein                             Affairs Officer

                   /s/ EDWARD HALL                                Director              March 30, 2001
-----------------------------------------------------
                     Edward Hall

              /s/ CHRISTOPHER M. MINER                            Director              March 30, 2001
-----------------------------------------------------
                Christopher M. Miner

                  /s/ JOHN REYNOLDS                       Chairman of the Board of      March 30, 2001
-----------------------------------------------------   Directors, Executive Business
                    John Reynolds                                  Adviser

               /s/ FRANCIS X. TIRELLI                             Director              March 30, 2001
-----------------------------------------------------
                 Francis X. Tirelli

                         HERBALIFE INTERNATIONAL, INC.

(A) EXHIBIT INDEX

EXHIBIT                                                                   PAGE NO./
NUMBER                            DESCRIPTION                             (FOOTNOTE)
-------                           -----------                           --------------
3.1       Amended and Restated Articles of Incorporation..............       (10)
3.2       Amended and Restated Bylaws.................................       (2)
4.1       Form of Class A Common Stock and Class B Common Stock              (12)
          Certificates................................................
4.2       Rights Agreement, dated as of July 27, 2000, between the           (16)
          Company and U.S. Stock Transfer Corporation.................
10.1      Final Judgment and Permanent Injunction, entered into on           (1)
          October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife
          International, Inc. et al., Case No. 92767 in the Superior
          Court of the State of California for the County of Santa
          Cruz........................................................
10.2      The Company's 1991 Stock Option Plan, as amended............    (7), (14)
10.3      The Company's 1992 Executive Incentive Compensation Plan, as     (2), (7)
          amended.....................................................
10.4      Form of Individual Participation Agreement relating to the         (2)
          Company's Executive Compensation Plan.......................
10.5      Form of Letter Agreement between the Compensation Committee        (2)
          of the Board of Directors of the Company and Mark Hughes....
10.6      Form of Indemnity Agreement between the Company and certain        (2)
          officers and directors of the Company.......................
10.7      Trust Agreement among the Company, Citicorp Trust, N.A. and        (2)
          certain officers and directors of the Company...............
10.8      Form of Stock Appreciation Rights Agreement between the            (2)
          Company and certain directors of the Company................
10.9      1994 Performance Based Annual Incentive Compensation Plan,    (4), (7), (11)
          as amended and restated in 1996.............................
10.10     Form of Promissory Note for Advances under the Company's           (5)
          1994 Performance Based Annual Incentive Compensation Plan...
10.11     The Company's Executive Officer Deferred Compensation Plan,        (5)
          amending and relating the Deferred Compensation Agreement
          between the Company and Michael Rosen.......................
10.12     Office lease agreement between the Company and State               (6)
          Teacher's Retirement System, dated July 20, 1995............
10.13     Form of stock appreciation rights agreements between the           (6)
          Company and certain directors of the Company................
10.14     The Company's Senior Executive Deferred Compensation Plan,         (6)
          effective January 1, 1996, as amended.......................
10.15     The Company's Management Deferred Compensation Plan,               (6)
          effective January 1, 1996, as amended.......................
10.16     Master Trust Agreement between the company and Imperial            (6)
          Trust Company, Inc., effective January 1, 1996..............
10.17     The Company's 401K Plan, as amended.........................       (6)
10.18     Agreement Concerning Share Allocation Plan for Specific            (8)
          Directors of Herbalife of Japan K.K. dated December 30,
          1996........................................................

EXHIBIT                                                                   PAGE NO./
NUMBER                            DESCRIPTION                             (FOOTNOTE)
-------                           -----------                           --------------
10.19     Consulting Agreement between David Addis and Herbalife of          (8)
          America, Inc. dated January 27, 1997........................
10.20     Agreement between Herbalife International of America, Inc.         (9)
          and D&F Industries, Inc. dated September 2, 1997............
10.21     Agreement between Herbalife International of America, Inc.         (9)
          and Dynamic Products, Inc. dated September 2, 1997..........
10.22     Agreement between Herbalife International of America, Inc.         (9)
          and Raven Industries, Inc. d/b/a Omni-Pak Industries, dated
          September 2, 1997...........................................
10.23     The Company's Supplemental Executive Retirement Plan........       (12)
10.24     Credit Agreement between Herbalife International of America,       (13)
          Inc. and First National Bank of Chicago, dated December 14,
          1998........................................................
10.25     Agreement and Plan of Merger, dated September 13, 1999,            (15)
          among MH Millennium Holding LLC, MH Millennium Acquisition
          Corp., Mark Hughes, the Mark Hughes Family Trust and
          Herbalife International, Inc................................
10.26     Employment agreement, dated as of October 5, 2000, between         (17)
          Christopher Pair and Herbalife International, Inc. and
          Herbalife International of America, Inc.....................
10.27     Employment agreement, dated as of August 20, 2000, between         (17)
          Robert A. Sandler and Herbalife International, Inc. and
          Herbalife International of America, Inc.....................
10.28     Employment agreement, dated as of November 1, 2000, between        (17)
          John Reynolds and Herbalife International, Inc. and
          Herbalife International of America, Inc.....................
10.29     Employment agreement, dated as of August 20, 2000, between         (17)
          Timothy Gerrity and Herbalife International, Inc. and
          Herbalife International of America, Inc.....................
10.30     Employment agreement, dated as of August 20, 2000, between         (17)
          Carol Hannah and Herbalife International, Inc. and Herbalife
          International of America, Inc...............................
10.31     Employment agreement, dated as of August 20, 2000 between          (17)
          Brian Kane and Herbalife International, Inc. and Herbalife
          International of America, Inc...............................
10.32     Employment agreement, dated as of November 1, 2000 between         (17)
          Conrad Lee Klein and Herbalife International, Inc. and
          Herbalife International of America, Inc.....................
10.33     The Company's Senior Executive Change in Control Plan,             (17)
          effective June 29, 2000.....................................
10.34     The Company's Management Employee Change in Control Plan,          (17)
          effective June 29, 2000.....................................
10.35     Trust Agreement for Herbalife 2001 Executive Retention Plan,       (18)
          effective March 15, 2001....................................
10.36     The Company's 2001 Executive Retention Plan, effective March       (18)
          15, 2001....................................................
21        List of subsidiaries of the Company.........................       (18)
23.1      Independent Auditor's Consent...............................       (18)

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

(16) Incorporated by reference to the Company's Current Report on Form 8-K, dated as of August 2, 2000, which included as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(18) Filed herewith.