Form 10-Q
period 2001-03-31
HERBALIFE INTERNATIONAL INC
filed 2001-05-14
CIK 791449

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

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

-------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, If Changed,
                               Since Last Report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of Common Stock, as of May 2, 2001 was:
                                     Shares of Class A Common Stock  10,151,967
                                     Shares of Class B Common Stock  18,998,573

===============================================================================

                         HERBALIFE INTERNATIONAL, INC.


                   Index to Financial Statements and Exhibits

           Filed with the Quarterly Report of the Company on Form 10-Q

                    For the Three Months Ended March 31, 2001


                          PART I. FINANCIAL INFORMATION


                                                                            Page No.
                                                                            --------
    Item 1.      Financial Statements:

                 Consolidated Balance Sheets                                  2 - 3

                 Consolidated Statements of Income                              4

                 Consolidated Statements of Cash Flows                          5

                 Notes to Consolidated Financial Statements                  6 -- 9

    Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        10 -- 16

                           PART II. OTHER INFORMATION

    Item 1.      Legal Proceedings                                             17

    Item 2.      Changes in Securities and Use of Proceeds                     17

    Item 3.      Defaults Upon Senior Securities                               17

    Item 4.      Submission of Matters to a Vote of Security Holders           17

    Item 5.      Other Information                                             17

    Item 6.      Exhibits and Reports on Form 8-K                           18 -- 20

    Signature                                                                  21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                     ASSETS

                                                                                  March 31,             December 31,
                                                                                    2001                    2000
                                                                                ------------            ------------
        CURRENT ASSETS:

             Cash and cash equivalents                                          $107,312,000            $110,336,000

             Marketable securities                                                10,537,000              29,914,000

             Receivables, including related party receivables of
               $1,912,000 (2001) and $1,950,000 (2000)                            23,112,000              24,600,000

             Inventories                                                          85,667,000              99,332,000

             Prepaid expenses and other current assets                            15,564,000               8,788,000

             Deferred income taxes                                                28,330,000              28,459,000
                                                                                ------------            ------------
        Total current assets                                                     270,522,000             301,429,000

        Property, at cost, net of accumulated depreciation and
          amortization of $68,046,000 (2001) and $65,049,000 (2000)               59,618,000              61,650,000

        Deferred compensation plan assets                                         41,215,000              31,313,000

        Other assets                                                               7,905,000               6,527,000

        Deferred income taxes                                                     12,917,000              13,077,000

        Goodwill, net of accumulated amortization of
          $1,989,000 (2001) and $1,946,000 (2000)                                  2,898,000               2,941,000
                                                                                ------------            ------------

        TOTAL                                                                   $395,075,000            $416,937,000
                                                                                ============            ============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                March 31,               December 31,
                                                                                  2001                      2000
                                                                              -------------             -------------
  CURRENT LIABILITIES:

    Accounts payable                                                          $  15,621,000             $  18,791,000

    Royalty overrides                                                            50,064,000                68,996,000

    Accrued compensation                                                         15,688,000                17,458,000

    Accrued expenses                                                             27,804,000                28,375,000

    Dividends payable                                                             4,372,000                 4,372,000

    Current portion of contracts payable and bank loans                           9,784,000                 7,013,000

    Advance sales deposits                                                        5,385,000                 6,175,000

    Income taxes payable                                                                 --                 5,038,000
                                                                              -------------             -------------

  Total current liabilities                                                     128,718,000               156,218,000

  NON-CURRENT LIABILITIES:

    Contracts payable, net of current portion                                     1,580,000                 1,404,000

    Deferred compensation liability                                              31,030,000                28,964,000

    Other non-current liabilities                                                 5,724,000                 5,732,000
                                                                              -------------             -------------

  Total liabilities                                                             167,052,000               192,318,000
                                                                              -------------             -------------

  MINORITY INTEREST                                                               2,433,000                 2,218,000
                                                                              -------------             -------------

  STOCKHOLDERS' EQUITY:

    Common stock A, $0.01 par value; 33,333,333 shares authorized,
      10,150,666 shares issued and outstanding in 2001 and 2000                     102,000                   102,000

    Common stock B, $0.01 par value; 66,666,667 shares authorized,
      18,994,447 shares issued and outstanding in 2001 and 2000                     190,000                   190,000

    Paid-in-capital in excess of par value                                       58,860,000                58,860,000

    Retained earnings                                                           174,448,000               170,259,000

    Accumulated other comprehensive income                                       (8,010,000)               (7,010,000)
                                                                              -------------             -------------
  Total stockholders' equity                                                    225,590,000               222,401,000
                                                                              -------------             -------------

  TOTAL                                                                       $ 395,075,000             $ 416,937,000
                                                                              =============             =============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                  ------------------------------------
                                                                    March 31,              March 31,
                                                                      2001                   2000
                                                                  ------------            ------------
Retail sales                                                      $399,668,000            $458,423,000

     Less: Distributor allowances on product purchases             187,167,000             214,467,000

     Handling & freight income                                      33,250,000              37,058,000
                                                                  ------------            ------------

Net sales                                                          245,751,000             281,014,000

     Cost of sales                                                  55,825,000              62,896,000

     Royalty overrides                                              85,992,000             100,475,000

     Marketing, distribution & administrative expenses              89,795,000              98,559,000


     Buy-out transaction expenses                                           --               9,498,000

     Interest income -- net                                            487,000                 663,000
                                                                  ------------            ------------

Income before income taxes  and minority interest                   14,626,000              10,249,000

     Income taxes                                                    5,850,000               4,099,000
                                                                  ------------            ------------

Income before minority interest                                      8,776,000               6,150,000

     Minority interest                                                 215,000                 221,000
                                                                  ------------            ------------

NET INCOME                                                        $  8,561,000            $  5,929,000
                                                                  ============            ============

EARNINGS PER SHARE:
  Basic                                                           $       0.29            $       0.21
  Diluted                                                         $       0.29            $       0.19


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                             29,145,000              28,653,000
  Dilutive effect of stock options                                     379,000               2,588,000
                                                                  ------------            ------------
  Diluted                                                           29,524,000              31,241,000
                                                                  ============            ============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                        ---------------------------------------
                                                                          March 31,                 March 31,
                                                                            2001                      2000
                                                                        -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  income                                                             $   8,561,000             $   5,929,000
Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                           4,076,000                 3,754,000
    Deferred income taxes                                                     289,000                10,299,000
    Foreign Exchange                                                        2,695,000                   493,000
    Minority interest in earnings                                             215,000                   221,000
    Other                                                                       1,000                    88,000
    Changes in operating assets and liabilities:
       Receivables                                                            233,000                (2,073,000)
       Inventories                                                         10,868,000               (18,528,000)
       Prepaid expenses and other current assets                           (4,970,000)              (12,696,000)
       Accounts payable                                                    (2,080,000)               (7,904,000)
       Royalty overrides                                                  (17,099,000)               (3,255,000)
       Accrued expenses and accrued compensation                             (587,000)               (7,353,000)
       Advance sales deposits                                                (604,000)                5,722,000
       Income taxes payable                                                (4,722,000)               (6,511,000)
       Deferred compensation liability                                      2,066,000                 2,321,000
                                                                        -------------             -------------
NET CASH USED IN OPERATING ACTIVITIES                                      (1,058,000)              (29,493,000)
                                                                        -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property                                                 (1,214,000)               (6,057,000)
     Proceeds from sale of property                                            72,000                     5,000
     Changes in marketable securities, net                                 19,391,000                    74,000
     (Increase) decrease in other assets                                   (1,565,000)                5,759,000
     Deferred compensation plan assets                                     (9,902,000)               (2,578,000)
                                                                        -------------             -------------
NET CASH  PROVIDED BY (USED IN) INVESTING ACTIVITIES                        6,782,000                (2,797,000)
                                                                        -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                        (4,372,000)               (4,298,000)
     Additions to bank loans                                                2,387,000                   560,000
     Principal payments on bank loans  and contract payables               (1,133,000)               (2,176,000)
     Exercise of stock options                                                     --                     4,000
                                                                        -------------             -------------
NET CASH USED IN FINANCING ACTIVITIES                                      (3,118,000)               (5,910,000)
                                                                        -------------             -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (5,630,000)               (1,782,000)
                                                                        -------------             -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (3,024,000)              (39,982,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                    110,336,000               138,280,000
                                                                        -------------             -------------

CASH AND CASH EQUIVALENTS AT MARCH 31                                   $ 107,312,000             $  98,298,000
                                                                        =============             =============


         See the accompanying notes to consolidated financial statements

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. and subsidiaries (the "Company") has been prepared in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000.

2. RECLASSIFICATIONS

NET SALES

In the first quarter of 2001, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to increase net sales by $37,058,000 for the quarter ended March 31, 2000 to reflect $30,753,000 of shipping and handling fees on sales of product, previously reported as reductions to royalty overrides, and $6,305,000 of freight charges previously reported as reductions of marketing, distribution and administrative expenses.

OTHER

Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

4. CONTINGENCIES

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

In September 2000, a putative class action lawsuit was filed in the District Court, Clark County, Nevada (Tharp v. Herbalife International, Inc., et al.). This lawsuit alleges breaches of fiduciary obligations by the Company's directors and its majority stockholder in connection with the adoption by the Company of the Preferred Share Purchase Rights Plan and the rejection of a purported offer by a third party to acquire a controlling interest in the Company. The plaintiffs in the lawsuit request (1) an order compelling the individual defendants to take steps to "expose Herbalife to the marketplace in an effort to create an active auction of the Company", (2) an order enjoining the defendants in office, (3) unspecified damages, and (4) other relief. The Company has not yet answered the complaint. The deadline for answering the complaint has been extended by mutual agreement of the parties to May 29, 2001. The Company believes that it has meritorious defenses to the allegations contained in this litigation. However, an adverse result in this litigation could have a material adverse effect on the Company's financial condition and operating results.

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 2000, a lawsuit against the Company and a Company executive was filed in the Orange County Superior Court by Global Health Sciences, Inc. (Global) and its principal stockholder, Richard Marconi. Historically, subsidiaries of Global have been the principal suppliers to the Company of nutritional and weight management products. The lawsuit alleges, among other things, that Mark Hughes, the former president and chief executive officer of the Company, committed to Mr. Marconi and/or Global that Mr. Marconi and/or Global would supply all of the Company's products as long as Mr. Marconi lived. Mr. Marconi and Global seek an injunction forcing the Company to purchase nutritional products from Global as well as monetary damages. The Company believes the lawsuit to be without merit and is defending it vigorously. However, an adverse result in this litigation could have a material adverse effect on the Company's financial condition and operating results.

Some of the Company's subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, an adverse outcome in these matters could have a material impact on the Company's financial condition and operating results.

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

In March 2001, the Company adopted the Executive Retention Plan (the "Plan), the purpose of which is to provide financial incentives for a select group of senior executives to continue to provide services to the Company immediately before and after certain events. Contributions to the Plan are made at the discretion of a committee assigned by the Board of Directors and vest only upon changes of control events (as defined) or bankruptcy. Accordingly, no expense will be recorded unless such change in control or bankruptcy event occurs. During the quarter ended March 31, 2001, the Company funded the Plan with $7.7 million. Such amount is included in Deferred compensation plan assets in the accompanying March 31, 2001 balance sheet.

5. COMPREHENSIVE INCOME

        Comprehensive income is summarized as follows:

                                                                        Three Months Ended
                                                                             March 31,
                                                                 -----------------------------------
                                                                    2001                    2000
                                                                 -----------             -----------
      Net Income                                                 $ 8,561,000             $ 5,929,000
      Cumulative effect of accounting change                         909,000                      --
      Net gain/(loss) on derivative instruments                    2,726,000                      --
      Foreign currency translation adjustment                     (4,649,000)               (792,000)
      Unrealized gain/(loss) on marketable securities                 14,000                  21,000
                                                                 -----------             -----------
      Comprehensive income                                       $ 7,561,000             $ 5,158,000
                                                                 ===========             ===========


6. SEGMENT INFORMATION

The Company is a network marketing company that sells a wide range of weight management products, dietary and nutritional supplements and personal care products within one industry as defined under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

The Company has operations throughout the world (50 countries as of March 31, 2001) and is organized and managed by geographic areas. Transactions between geographic segments generally represent export sales from the United States to foreign operations. Information reviewed by the Company's chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INFORMATION BY GEOGRAPHIC SEGMENT

                                                              Three months ended
                                                                   March 31,
                                                            -------------------------
                                                             2001               2000
                                                            ------             ------
                                                              (DOLLARS IN MILLIONS)
TOTAL RETAIL SALES:
  United States .......................................     $150.5             $132.3
  Japan ...............................................       81.6              108.3
  South Korea .........................................       20.7               31.0
  Others -- Pac Rim ...................................       34.2               46.3
  Others -- Europe ....................................      114.3              113.3
  Others -- The Americas ..............................       40.3               37.3
  Elimination of intersegment sales(1) ................      (41.9)             (10.1)
                                                            ------             ------
          Total retail sales ..........................      399.7              458.4
                                                            ------             ------

DISTRIBUTOR ALLOWANCES:
  United States .......................................       51.5               57.5
  Japan ...............................................       39.6               52.3
  South Korea .........................................        8.2               12.4
  Others -- Pac Rim ...................................       15.8               21.5
  Others -- Europe ....................................       53.1               53.3
  Others -- The Americas ..............................       19.0               17.5
                                                            ------             ------
          Total distributor allowances ................      187.2              214.5
                                                            ------             ------

HANDLING & FREIGHT INCOME:
  United States .......................................       10.6               11.3
  Japan ...............................................        5.6                7.6
  South Korea .........................................        1.4                2.2
  Others -- Pac Rim ...................................        2.4                3.2
  Others -- Europe ....................................        9.8                9.6
  Others -- The Americas ..............................        3.5                3.2
                                                            ------             ------
          Total handling & freight income .............       33.3               37.1
                                                            ------             ------

NET SALES .............................................     $245.8             $281.0
                                                            ======             ======

OPERATING INCOME:
  United States .......................................     $ 28.0             $  6.8
  Japan ...............................................       12.2               14.5
  South Korea .........................................        4.0                7.3
  Others -- Pac Rim ...................................        1.1                2.2
  Others -- Europe ....................................        3.7                1.1
  Others -- The Americas ..............................        2.5                0.2
  Corporate expenses ..................................      (15.5)             (26.7)
  Net interest income .................................        0.5                0.7
  Elimination of intersegment gross profit ............      (21.9)               4.1
                                                            ------             ------
          Total operating income ......................       14.6               10.2
                                                            ------             ------

  Income taxes ........................................       (5.8)              (4.1)
  Minority interest ...................................       (0.2)              (0.2)
                                                            ------             ------
Net Income ............................................     $  8.6             $  5.9
                                                            ======             ======

Notes:
(1) Includes intersegment sales of:
       United States ..................................     $ 40.7             $  9.5
       Others -- Europe ...............................        1.2                0.6
                                                            ------             ------
          Total .......................................     $ 41.9             $ 10.1
                                                            ======             ======

                          HERBALIFE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         Three months ended
                                                              March 31,
                                                       ------------------------
                                                        2001             2000
                                                       ------           -------
                                                         (DOLLARS IN MILLIONS)
     REVENUE BY PRODUCT LINE IS AS FOLLOWS:
     Dietary and nutritional supplements ..            $176.4            $206.3
     Weight management ....................             168.6             188.6
     Personal care products ...............              45.5              49.1
     Literature, promotional and other ....               9.2              14.4
                                                       ------            ------
               Total retail sales .........            $399.7            $458.4
                                                       ======            ======


7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect type adjustment of $621,000 (gain) in earnings to recognize the fair value of all derivatives that are designated as fair-value hedges. The Company also recorded a cumulative-effect type adjustment of $621,000 (loss) in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and the fair values of related hedged assets and liabilities. Additionally, the Company recorded a cumulative-effect type adjustment of $909,000 ($545,000 net of tax) in accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges.

The Company is exposed to foreign exchange risk relating to its international business operations. As part of its overall strategy to manage the level of exposure to the risk of foreign exchange on sales to distributors, purchase commitments denominated in foreign currencies, intercompany transactions and bank loans, the Company enters into forward exchange and option contracts having maximum maturities of one year. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value hedge or cash flow hedge). If a derivative does not qualify in a hedging relationship, the derivative is recorded at fair value and changes in its fair value are reported currently in earnings.

The Company designates certain derivatives as fair value hedges. For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded to marketing, distribution and administrative expenses and provide offsets to one another.

The Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (OCI). In the Company's assessment of effectiveness, the time value of options is excluded, and consequently, is recorded directly to earnings. For the three months ended March 31, 2001, the Company recorded expenses of $1,125,000 relating to time value for cash flow hedges in marketing, distribution and administrative expenses. At March 31, 2001 the Company anticipates reclassifying $3,635,000 of reported OCI to earnings within 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Throughout this Report, "retail sales" are determined as the gross sales amounts reflected on the Company's invoices to its distributors. The Company does not receive the amount reported as "retail sales," and the Company does not monitor the actual retail prices charged for its products. "Net sales" represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts referred to as "distributor allowances," which total approximately 50% of suggested retail sales prices; and handling and freight income. Beginning with January 1, 2001 the handling and freight income is included in net sales as a result of the Company adopting a new accounting pronouncement, which requires that certain revenues be "grossed up" that had previously been netted against royalties and marketing, distribution and administrative expenses. There is no impact on net income and prior years have been restated on a comparable basis. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict the allowances. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company utilizes importers in a limited number of markets and, under some circumstances, the Company extends credit terms. The Company's "gross profit" consists of net sales less (1) "cost of sales," consisting of the prices the Company pays to its manufacturers for products and costs related to product shipments, duties and tariffs and similar expenses, and (2) "royalty overrides," currently consisting of (A) royalty overrides and bonuses, which total approximately 15% and 7%, respectively, of the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (B) the President's Team Bonus payable to some of the Company's most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (C) other one-time incentive cash bonuses to qualifying distributors. Because of local country regulatory constraints, the Company may be required to modify its typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. The Company also offers reduced distributor allowances and pays reduced royalty overrides with respect to certain products worldwide.

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

The significance of the Company's "net sales" is to reflect, generally, the prices actually received by the Company after deducting the basic distributor allowance and adding the handling and freight fees. The ratio of the Company's "net sales" to "retail sales" is relatively constant because the distributor allowances and the handling fee historically represent approximately 50% and 7%, respectively, of the suggested retail sales prices. Accordingly, factors that affect "retail sales" generally have a corresponding and proportionate effect on "net sales." To the extent the ratio of "net sales" to "retail sales" varies from period to period, these variances have resulted principally from sales of the Company's distributor kits and other educational and promotional materials, for which there are no distributor allowances and increased sales on which the Company offers reduced distributor allowances and pay reduced royalty overrides.

The Company's results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company's ability in the future to enter new markets and introduce additional and new products into its markets.

COMPARISON OF FIRST QUARTER 2001 TO 2000

Retail sales for the three months ended March 31, 2001 decreased 12.8% to $399.7 million as compared to sales of $458.4 million in the same period of 2000. Of the retail sales decline, about 43 percent was attributable to foreign currency fluctuations. The remainder was primarily related to volume declines in the Asia/Pacific Rim region and the U.S.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RETAIL SALES BY GEOGRAPHICAL SEGMENTS (DOLLARS IN MILLIONS):

                                                Three Months Ended March 31,
                              ------------------------------------------------------------------
                                                                     %             % Change in
                               2001              2000              Change         Local Currency
                              ------            ------             ------         --------------
Asia/Pacific Rim              $136.5            $185.6             (26.5)%             (19.1)%
Europe                         113.1             112.7               0.4%                7.7%
The Americas                   150.1             160.1              (6.2)%              (4.7)%
                              ------            ------
Total Retail Sales            $399.7            $458.4             (12.8)%              (7.4)%
                              ======            ======

Retail sales in Asia/Pacific Rim decreased $49.1 million or 26.5% for the three months ended March 31, 2001 as compared to the same period in 2000. In local currency, retail sales for Asia/Pacific Rim decreased by 19.1%. The decrease in the region's retail sales was primarily due to retail sales decreases in Japan of $26.7 million or 24.7%, in South Korea of $10.3 million or 33.3%, and in India of $9.8 million or 77.4%. In local currency, retail sales in Japan, South Korea and India decreased by 17.0%, 24.9% and 75.7%, respectively. Japan and South Korea continue to be impacted by sluggish economies and increased competition. The decline in India reflects an initial period of rapid growth in its first year of operation followed by a retrenchment to a more sustainable sales level.

Retail sales in Europe increased $0.4 million or 0.4% for the three months ended March 31, 2001 as compared to the same period in 2000. In local currency, retail sales for Europe increased 7.7%. Within the region, retail sales in Germany increased 9.3% to $19.7 million and retail sales in Italy decreased 5.9% to $27.2 million. In local currency, retail sales in Germany and Italy increased by 17.2% and 0.7%, respectively.

Retail sales in the Americas decreased $10.0 million, or 6.2% for the three months ended March 31, 2001 as compared to the same period in 2000. In local currency, retail sales for the Americas decreased 4.7%. The region's sales decline was primarily due to retail sales decreases in the United States and Brazil of $13.0 million and $3.6 million, respectively. In the United States, the prior year first quarter benefited from several new product launches. The decline in Brazil was mainly due to currency fluctuations and their related impact on product pricing. Partially offsetting the decreases was an increase in Mexico of $5.6 million or 35.8%.

RETAIL SALES BY PRODUCT SEGMENTS (DOLLARS IN MILLIONS):

                                                             Three Months Ended March 31,
                                                      ------------------------------------------
                                                                                            %
                                                       2001              2000             Change
                                                      ------            ------            ------
            Dietary and Nutritional
                Supplements                           $176.4            $206.3             (14.5)%
            Weight Management                          168.6             188.6             (10.6)%
            Personal Care                               45.5              49.1              (7.3)%
            Literature/Promotional/Other                 9.2              14.4             (36.1)%
                                                      ------            ------
               Total Retail Sales                     $399.7            $458.4             (12.8)%
                                                      ======            ======

For the three months ended March 31, 2001, retail sales of dietary and nutritional supplements, weight management, and personal care products decreased 14.5%, 10.6%, and 7.3% respectively, as compared to the same period in 2000. The decreases in the three product lines were primarily due to the same factors identified in the geographical segments previously discussed.

OPERATING INFORMATION:

Gross profit of $103.9 million for the three months ended March 31, 2001 was $13.7 million, or 11.6%, lower than gross profit of $117.6 million in the same period of 2000. As a percentage of retail sales, gross profit for the three months ended March 31, 2001 as compared to the same period in the year 2000 increased slightly from 25.7% to 26.0% mainly related to the annual bonus paid to the Company's top distributors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Marketing, distribution and administrative expenses, as a percentage of retail sales, were 22.5% for the three months ended March 31, 2001 as compared to 21.5% in the same period in 2000. These expenses for the same periods decreased 8.9% to $89.8 million from $98.6 million in the same period in 2000. The decrease resulted from a $6.1 million reduction in operating expenses in corporate headquarters and country distribution centers; a $0.5 million decline in foreign exchange losses; and a $2.2 million reduction in sales events expenses, which were more heavily weighted toward the beginning of last year.

In the first quarter of 2001, most currencies weakened against the U.S. dollar resulting in an unfavorable effect on the net income per diluted share of $0.13. In particular, the Japanese Yen and the Korean Won weakened against the U.S. dollar resulting in proportionately lower revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. The unfavorable effect of the weaker Japanese Yen and Korean Won on the Company's net income per diluted share for the three months ended March 31, 2001 was approximately $0.07 as compared to the exchange rates in effect for the same period of 2000. The unfavorable effect of weaker European currencies on our net income per diluted share for the 2001 quarter versus the 2000 quarter was $0.04.

Income taxes of $5.9 million for the three months ended March 31, 2001 increased from $4.1 million in the same period of 2000. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both periods.

For the 2001 first quarter, net income was $8.6 million, or $0.29 per diluted share, compared with net income of $5.9 million, or $0.19 per diluted share in 2000. In the first quarter of 2000, the Company recorded a non-recurring charge of $9.5 million, equivalent to $0.18 per diluted share relating to fees and expenses in connection with the termination of a previously proposed buy-out transaction. Excluding the impact of currency fluctuations (approximately $0.13) per share), net income for the first quarter 2001 would have been $0.42 per share compared to $0.37 in the prior year excluding the one time change.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. During the first quarter of its fiscal year, the Company generally makes annual payments including certain distributor bonuses and funding of employee benefit and incentive plans. For the three months ended March 31, 2001, net cash used in operating activities was $1.1 million, compared to $29.5 million for the same period in 2000. The decrease in the use of funds from operating activities was due to a decrease in inventory of $10.9 million during the current quarter compared to an increase of $18.5 million during the same quarter last year.

Capital expenditures for the three months ended March 31, 2001 were $1.2 million compared to $6.1 million for the same period in 2000. The majority of the 2001 expenditures resulted from investment in management information systems and the expansion of office facilities and equipment in the United States. The Company is planning capital expenditures of approximately $20 million for the current year to fund technology projects, new market expansion activities and on-going maintenance projects.

In connection with its entry in each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center or sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the investment requirements associated with entry into new markets vary, the Company estimates that up to $3.6 million will be required for pre-opening expenses, capital expenditure and other operating cash flow needs associated with its 2001 new market expansion activities.

As of March 31, 2001, the Company had $141.8 million in working capital. Cash and cash equivalents and marketable securities were $117.8 million at March 31, 2001 compared to $140.3 million at December 31, 2000.

As of March 31, 2001, the Company had $40.3 million of credit facilities, including a $25 million unsecured committed line of credit, supporting letters of credit, guarantees and borrowings in the aggregate amount of $10.9 million.

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

All of the Company's products are manufactured by outside companies. For a number of years, a substantial majority of the Company's weight management products and nutritional supplements were manufactured and sold to the Company by subsidiaries of Global Health Sciences, Inc. ("Global"). In September 1997, the Company entered into new three-year supply agreements with those subsidiaries that became effective in January 1998. In December 2000, Global and its principal stockholder, Richard Marconi, filed a lawsuit against the Company, in Orange County, California Superior Court. The Company's supply agreements with Global expired at the end of 2000. On January 29, 2001, Global announced that it filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate a sale of its business. Notwithstanding the expiration of the supply agreement and notwithstanding the Global bankruptcy filing, the Company has continued to work toward the continuation of a significant supply relationship with Global. However, there can be no assurance that a continuing supply relationship with Global will be achieved or sustained. Further, there can be no assurance that Global's financial condition, or a deterioration in such financial condition or in the relationship between Global and its creditors, or actions by such creditors to protect their positions, will not result in a supply interruption to, or otherwise materially and adversely affect the Company. The Company has "second sourced" substantially all of the Company's weight management products and nutritional supplements with alternative manufacturers. Further, the Company currently expects to purchase the substantial majority of the Company's requirements from such alternative manufacturers. The Company anticipates, given the substantial quantity of product involved, that the Company may experience supply disruptions, out-of-stock situations and similar supply problems as the Company begins purchasing product from new manufacturers. However, the Company is devoting substantial resources to ensuring a smooth transition and currently expect that supply problems, if any, will be temporary and will not have a material adverse effect on the Company's results of operations. Despite the Company's efforts, however, there can be no assurance that the purchase of substantial quantities of products from new manufacturers will not have a material adverse effect.

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

The Company believes that it will be able to finance its working capital and capital expenditure requirements for the foreseeable future with internally generated funds but may periodically utilize its credit lines for working capital, letters of credit, or other purposes.

For a discussion of certain contingencies that may impact liquidity and capital resources, see "Note 4, Contingencies," in the Company's consolidated financial statements included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, the Company uses derivative financial instruments to manage or hedge these risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures. A discussion of the Company's primary market risk exposures and derivatives is presented below. Also, see "Note 7, Derivative Instruments and Hedging Activities" in the Company's consolidated financial statements included herein.

FOREIGN EXCHANGE RISK

The Company enters into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions and translation of local currency revenue. All of these foreign exchange contracts are designated for forecasted transactions. The use of these derivative instruments allows the Company to reduce overall exposure to exchange rate movements, because the gains and losses on these contracts offset losses and gains on the assets, liabilities, and forecasted transactions being hedged.

Foreign exchange forward contracts are occasionally used to hedge non-functional currency advances between subsidiaries and bank loans. The objective of these contracts is to reduce the impact of foreign currency movements on the subsidiary's financial results. The fair value of forward contracts are based on third party bank quotes.

Foreign exchange option contracts are used primarily to hedge Yen-denominated intercompany sales made by Herbalife International of America, Inc. to the Company's Japanese subsidiary and to hedge Euro denominated sales made by Herbalife International of Europe, Inc. to the Company's distributors. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. The Company has guidelines that establish a net $5 million limit on the amount of annual option premiums. The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate ("strike rate"). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. In some instances, The Company sells (writes) foreign currency call options to finance the purchase of put options, which gives the counterparty the right, but not the obligation to buy foreign currency from the Company at a specified strike rate. These contracts serve to limit the benefit the Company would otherwise derive from strengthening of the foreign currency beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options.

The following table provides information about the details of the Company's option contracts at March 31, 2001:

                                                                            AVERAGE
                                                                             STRIKE                FAIR               MATURITY
FOREIGN CURRENCY                                           COVERAGE           PRICE                VALUE                DATE
----------------                                          -----------      -------------        -----------        ---------------
Purchased Puts (Company may Sell Yen/Buy USD)
---------------------------------------------
Japanese Yen ..........................................   $ 9,000,000         119.75            $   422,000        Apr -- Jun 2001
Japanese Yen ..........................................     9,000,000      112.25-112.25            888,000        Jul -- Sep 2001
Japanese Yen ..........................................     9,000,000      111.00-118.00            714,000        Oct -- Dec 2001
                                                          -----------                           -----------
                                                          $27,000,000                           $ 2,024,000
                                                          ===========                           ===========

Written Calls (Counterparty may Buy Yen/Sell USD)
-------------------------------------------------
Japanese Yen ..........................................   $ 9,000,000         114.75                   $ --        Apr -- Jun 2001
Japanese Yen ..........................................     9,000,000      107.00-107.50                 --        Jul -- Sep 2001
Japanese Yen ..........................................     9,000,000      107.50-114.50                 --        Oct -- Dec 2001
                                                          -----------                                  ----
                                                          $27,000,000                                  $ --
                                                          ===========                                  ====

Purchased Puts (Company may Sell Euro/Buy USD)
Euro ..................................................    $5,714,400         0.9524               $454,000        April 2001
                                                           ==========                              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The table below describes the forward contracts that were outstanding at March 31, 2001.

                              Contract       Forward           Maturity              Contract           Fair
Foreign Currency                Date         Position            Date                  Rate             Value
----------------              --------      ----------      ---------------        -------------      ----------
Buy ITL/Sell GBP               6/25/00      $1,408,000          6/15/01               3034.23         $1,372,000
Buy Euro/Sell GBP              2/08/01         941,000          5/08/01                1.5645            914,000
Buy DEM/Sell USD               9/11/00         670,000      4/30/01-8/31/01          2.234-2.443         673,000
Buy FRF/Sell USD               9/11/00         274,000      4/30/01-7/31/01        7.5008-7.5275         276,000
Buy ITL/Sell USD               9/11/00       3,478,000      4/30/01-8/31/01          2216-2227         3,498,000
Buy USD/Sell Yen               3/16/01      11,488,000          4/18/01            121.55-122.29      11,833,000
Buy USD/Sell Won               3/16/01       3,846,000          4/18/01               1300.00          3,954,000
Buy USD/Sell BRL               3/22/01       1,000,000          4/30/01                2.1415          1,016,000

At March 31, 2001 the Company's foreign subsidiaries had $7.1 million of outstanding bank debt.

All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At March 31, 2001, the total amount of foreign subsidiary cash was $87.9 million of which $19.5 million was invested in U.S. dollars. At March 31, 2001 the cash balances in Japan and South Korea were $25.6 million and $16.1 million, respectively. Subsequent to March 31, 2001, the Company's Japanese and South Korean subsidiaries paid dividends amounting to $20.7 million.

INTEREST RATE RISK

The Company currently maintains an investment portfolio of high-quality tax exempt marketable securities. According to the Company's investment policy, the Company may invest in taxable and tax exempt instruments including asset-backed securities. In addition, the policy establishes limits on credit quality, tax exempt maturity, issuer and type of instrument. All securities are classified as available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. The Company does not use derivative instruments to hedge its investment portfolio.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term if maturities range between three and twelve months or long term if maturities range between thirteen and sixty months. The fair value of cash equivalents and investments are based on dealer quotes.

The following table lists the Company's cash equivalents and short-term investments at March 31, 2001:

                                                                                                                           FAIR
                                          2001       2002     2003      2004      2005   THEREAFTER      TOTAL            VALUE
                                      -----------    ----     ----      ----      ----   ----------   -----------      -----------
Cash equivalents ..................   $10,041,000     $--      $--       $--       $--       $--      $10,041,000      $10,041,000
  Average interest rate ...........          3.23%
Short term investments ............       202,000      --       --        --        --        --          202,000          204,000
  Average interest rate ...........          3.05%
Long term investments .............    10,311,000      --       --        --        --        --       10,311,000       10,333,000
  Average interest rate ...........          4.08%
                                      -----------    ----     ----      ----      ----      ----      -----------      -----------
        Total .....................   $20,554,000     $--      $--       $--       $--       $--      $20,554,000      $20,578,000
                                      ===========    ====     ====      ====      ====      ====      ===========      ===========

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

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        See discussion under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and in footnote four to the Financial Statements included in Item 1 of this document.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

                          HERBALIFE INTERNATIONAL, INC.

                                  EXHIBIT INDEX

(A) EXHIBIT INDEX

    EXHIBIT
    NUMBER                                        DESCRIPTION                                   PAGE NO./(FOOTNOTE)
    -------                                       -----------                                   -------------------
      3.1        Amended and Restated Articles of Incorporation                                       (10)

      3.2        Amended and Restated Bylaws                                                           (2)

      4.1        Form of Class A Common Stock and Class B Common Stock Certificates                   (12)

      4.2        Rights Agreement, dated as of July 27, 2000, between the Company and U.S.            (16)
                 Stock Transfer Corporation

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
                 Based Annual Incentive Compensation Plan

     10.11       The Company's Executive Officer Deferred Compensation Plan,  amending and             (5)
                 relating the Deferred Compensation Agreement between the Company and
                 Michael Rosen

     10.12       Office lease agreement between the Company and State Teacher's Retirement             (6)
                 System, dated July 20, 1995

     10.13       Form of stock appreciation rights agreements between the Company and                  (6)
                 certain directors of the Company

     10.14       The Company's Senior Executive Deferred Compensation Plan,  effective                 (6)
                 January 1, 1996, as amended

     10.15       The Company's Management Deferred Compensation Plan, effective January 1,             (6)
                 1996, as amended

     10.16       Master Trust Agreement between the company and Imperial Trust Company,                (6)
                 Inc., effective January 1, 1996

     10.17       The Company's 401K Plan, as amended                                                   (6)

    EXHIBIT
    NUMBER                                        DESCRIPTION                                   PAGE NO./(FOOTNOTE)
    -------                                       -----------                                   -------------------

     10.18       Agreement Concerning Share Allocation Plan for Specific Directors of                  (8)
                 Herbalife of Japan K.K. dated December 30, 1996.

     10.19       Consulting Agreement between David Addis and Herbalife of America, Inc.               (8)
                 dated January 27, 1997.

     10.20       Agreement between Herbalife International of America, Inc. and D&F                    (9)
                 Industries, Inc. dated September 2, 1997

     10.21       Agreement between Herbalife International of America, Inc. and Dynamic                (9)
                 Products, Inc. dated September 2, 1997

     10.22       Agreement between Herbalife International of America, Inc. and Raven                  (9)
                 Industries, Inc. d/b/a Omni-Pak Industries, dated September 2, 1997

     10.23       The Company's Supplemental Executive Retirement Plan                                 (12)

     10.24       Credit Agreement between Herbalife International of America, Inc.  and               (13)
                 First National Bank of Chicago, dated December 14, 1998

     10.25       Agreement and Plan of Merger, dated September 13, 1999, among MH                     (15)
                 Millennium Holding LLC, MH Millennium Acquisition Corp., Mark Hughes, the
                 Mark Hughes Family Trust and Herbalife International, Inc.

     10.26       Employment agreement, dated as of October 5, 2000, between Christopher               (17)
                 Pair and Herbalife International, Inc. and Herbalife International of
                 America, Inc.

     10.27       Employment agreement, dated as of August 20, 2000, between Robert A.                 (17)
                 Sandler and Herbalife International, Inc. and Herbalife International of
                 America, Inc.

     10.28       Employment agreement, dated as of November 1, 2000, between John Reynolds            (17)
                 and Herbalife International, Inc. and Herbalife International of America,
                 Inc.

     10.29       Employment agreement, dated as of August 20, 2000, between Timothy Gerrity           (17)
                 and Herbalife International, Inc. and Herbalife International of America,
                 Inc.

     10.30       Employment agreement, dated as of August 20, 2000, between Carol Hannah              (17)
                 and Herbalife International, Inc. and Herbalife International of America,
                 Inc.

     10.31       Employment agreement, dated as of August 20, 2000 between Brian Kane and             (17)
                 Herbalife International, Inc. and Herbalife International of America, Inc.

     10.32       Employment agreement, dated as of November 1, 2000 between Conrad Lee                (17)
                 Klein and Herbalife International, Inc. and Herbalife International of
                 America, Inc.

     10.33       The Company's Senior Executive Change in Control Plan, effective June 29,            (17)
                 2000.

     10.34       The Company's Management Employee Change in Control Plan, effective June             (17)
                 29, 2000.

     10.35       Trust Agreement for Herbalife 2001 Executive Retention Plan, effective               (18)
                 March 15, 2001

     10.36       The Company's 2001 Executive Retention Plan, effective March 15, 2001                (18)

     21          List of subsidiaries of the Company                                                  (18)

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

(16) Incorporated by reference to the Company's Current Report on Form 8-K, dated as of August 2, 2000, which included as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(18) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 14, 2001


                          HERBALIFE INTERNATIONAL, INC.
                                  (Registrant)


                          By:  /s/ TIMOTHY GERRITY
                              -------------------------
                                 Timothy Gerrity
                            Executive Vice President and
                              Chief Financial Officer