Form 10-Q
period 2001-06-30
HERBALIFE INTERNATIONAL INC
filed 2001-08-10
CIK 791449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________

Commission file number 0-15712

HERBALIFE INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Nevada	22-2695420

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1800 Century Park East, Los Angeles, California	90067

(Address of principal executive offices)	(Zip Code)

(310) 410-9600
(Registrant’s telephone number, including area code)

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

Yes  [   ]   No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of July 31, 2001 was:

Shares of Class A Common Stock 11,091,914

Shares of Class B Common Stock 20,128,610

HERBALIFE INTERNATIONAL, INC.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three and Six Months Ended June 30, 2001

PART I. FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements:

	Consolidated Balance Sheets	2 – 3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6 – 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 – 14

Item 3.	Quantitative & Qualitative Disclosures About Market Risks	14 – 17

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	19 – 21

Signature		22

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30,	December 31,
	2001	2000

CURRENT ASSETS:

Cash and cash equivalents	$134,547,000	$110,336,000

Marketable securities	15,537,000	29,914,000

Receivables, including related party receivables of $15,935,000 (2001) and $1,950,000 (2000)	40,445,000	24,600,000

Inventories	82,701,000	99,332,000

Prepaid expenses and other current assets	15,003,000	8,788,000

Deferred income taxes	29,779,000	28,459,000

Total current assets	318,012,000	301,429,000

Property, at cost, net of accumulated depreciation and amortization of $72,220,000 (2001) and $65,049,000 (2000)	59,288,000	61,650,000

Deferred compensation plan assets	41,937,000	31,313,000

Other assets	7,888,000	6,527,000

Deferred income taxes	12,775,000	13,077,000

Goodwill, net of accumulated amortization of $2,032,000 (2001) and $1,946,000 (2000)	2,855,000	2,941,000

TOTAL	$442,755,000	$416,937,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2001	2000

CURRENT LIABILITIES:

Accounts payable	$18,802,000	$18,791,000

Royalty overrides	56,945,000	68,996,000

Accrued compensation	19,083,000	17,458,000

Accrued expenses	33,985,000	28,375,000

Dividends payable	4,654,000	4,372,000

Current portion of contracts payable and bank loans	10,749,000	7,013,000

Advance sales deposits	7,634,000	6,175,000

Income taxes payable	5,232,000	5,038,000

Total current liabilities	157,084,000	156,218,000

NON-CURRENT LIABILITIES:

Contracts payable, net of current portion	1,865,000	1,404,000

Deferred compensation liability	33,359,000	28,964,000

Other non-current liabilities	5,671,000	5,732,000

Total liabilities	197,979,000	192,318,000

MINORITY INTEREST	1,630,000	2,218,000

STOCKHOLDERS’ EQUITY:

Common stock A, $0.01 par value; 33,333,333 shares authorized, 11,026,747 (2001) and 10,150,666 (2000) shares issued and outstanding	110,000	102,000

Common stock B, $0.01 par value; 66,666,667 shares authorized, 19,998,276 (2001) and 18,994,447 (2000) shares issued and outstanding	200,000	190,000

Paid-in-capital in excess of par value	72,654,000	58,860,000

Retained earnings	179,831,000	170,259,000

Accumulated other comprehensive income/(loss)	(9,649,000)	(7,010,000)

Total stockholders’ equity	243,146,000	222,401,000

TOTAL	$442,755,000	$416,937,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Retail sales	$413,433,000	$441,235,000	$813,101,000	$899,658,000

Less: Distributor allowances on product purchases	192,848,000	204,452,000	380,014,000	418,920,000

Handling & freight income	34,447,000	35,337,000	67,696,000	72,395,000

Net sales	255,032,000	272,120,000	500,783,000	553,133,000

Cost of sales	61,410,000	67,331,000	121,466,000	134,891,000

Royalty overrides	90,534,000	94,213,000	176,526,000	194,687,000

Marketing, distribution & administrative expenses	88,013,000	91,234,000	173,577,000	185,128,000

Buy-out transaction expenses	—	—	—	9,498,000

Interest income — net	1,909,000	414,000	2,396,000	1,077,000

Income before income taxes and minority interest	16,984,000	19,756,000	31,610,000	30,006,000

Income taxes	6,794,000	7,902,000	12,644,000	12,003,000

Income before minority interest	10,190,000	11,854,000	18,966,000	18,003,000

Minority interest	146,000	201,000	361,000	422,000

NET INCOME	$10,044,000	$11,653,000	$18,605,000	$17,581,000

EARNINGS PER SHARE:

Basic	$0.34	$0.41	$0.63	$0.61

Diluted	$0.33	$0.39	$0.62	$0.57

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	29,961,000	28,654,000	29,553,000	28,653,000

Dilutive effect of stock options	387,000	1,252,000	403,000	2,049,000

Diluted	30,348,000	29,906,000	29,956,000	30,702,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended

	June 30, 2001	June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$18,605,000	$17,581,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	8,408,000	7,706,000

Deferred income taxes	(1,018,000)	8,441,000

Unrealized foreign exchange (gain)/loss	1,737,000	1,260,000

Minority interest in earnings	361,000	422,000

Other	263,000	539,000

Changes in operating assets and liabilities:

Receivables	(3,715,000)	(11,137,000)

Inventories	13,738,000	(15,663,000)

Prepaid expenses and other current assets	(5,652,000)	(7,963,000)

Accounts payable	1,490,000	(3,321,000)

Royalty overrides	(10,001,000)	1,205,000

Accrued expenses and accrued compensation	9,301,000	(2,704,000)

Advance sales deposits	1,735,000	6,288,000

Income taxes payable	849,000	(6,468,000)

Deferred compensation liability	4,395,000	3,482,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	40,496,000	(332,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property	(4,475,000)	(17,073,000)

Proceeds from sale of property	127,000	101,000

Changes in marketable securities, net	14,391,000	(16,551,000)

(Increase) decrease in other assets	(1,507,000)	7,870,000

Deferred compensation plan assets	(10,624,000)	(6,068,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,088,000)	(31,721,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid	(8,744,000)	(8,597,000)

Distribution to minority interest	(949,000)	(1,452,000)

Additions to bank loans	2,206,000	623,000

Principal payments on bank loans and contract payables	(1,051,000)	(3,191,000)

Exercise of stock options	42,000	454,000

Contribution from minority interests	—	750,000

NET CASH USED IN FINANCING ACTIVITIES	(8,496,000)	(11,413,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,701,000)	(2,414,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	24,211,000	(45,880,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1	110,336,000	138,280,000

CASH AND CASH EQUIVALENTS AT JUNE 30	$134,547,000	$92,400,000

NON-CASH ACTIVITIES:

Acquisitions of property from capital leases	$3,049,000	—

Issuance of a note for exercise of stock options	$13,625,000	—

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. and subsidiaries (the “Company”) has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

2.   RECLASSIFICATIONS

Cost of Sales

Beginning the second quarter of 2001, cost of sales includes freight expenses relating to delivery of products to distributors. The freight expenses were previously included in marketing, distribution and administrative expenses. There is no impact on net income. All periods presented have been reclassified on a comparable basis. The amount reclassified were $4.2 million and $8.5 million for the three months and six months ended June 30, 2001 as compared to $4.7 million and $9.4 million for the same periods in 2000.

Other

Certain other reclassifications were made to the prior year financial statements to conform to the current year presentation.

3.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

4.   TRANSACTIONS WITH RELATED PARTY

On May 21, 2001, the estate of Mark Hughes (“Estate”) exercised 1.9 million shares of stock options. A short-term full recourse loan in the amount of $13,625,000 was issued to the Estate to finance the exercise. The loan balance as of June 30, 2001 was $13,732,000 including interest at a rate of 7% per annum. The receivable balance plus interest was fully paid on July 3, 2001.

5.   CONTINGENCIES

On December 16, 1998, Moshe and Dirot Miron, two of the Company’s Israeli distributors, filed a lawsuit in the United States District Court for the Northern District of California, in which the Company was named defendant (the “Miron Suit”). The case appeared to be primarily a claim for breach of contract. In addition, the plaintiffs in the Miron Suit initially appeared to

HERBALIFE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

attempt to challenge the legality of the Company’s marketing system. Subsequently, the court dismissed this purported challenge. Further, in November 1999, the court dismissed the case in its entirety without leave to amend. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Ninth Circuit which recently denied the plaintiff’s appeal.

In September 2000, a putative class action lawsuit was filed in the District Court, Clark County, Nevada (Tharp v. Herbalife International, Inc., et al.). This lawsuit alleges breaches of fiduciary obligations by the Company’s directors and its majority stockholder in connection with the adoption by the Company of the Preferred Share Purchase Rights Plan and the rejection of a purported offer by a third party to acquire a controlling interest in the Company. The plaintiffs in the lawsuit request (1) an order compelling the individual defendants to take steps to “expose Herbalife to the marketplace in an effort to create an active auction of the Company”, (2) an order enjoining the defendants in office, (3) unspecified damages, and (4) other relief. The Company has not yet answered the complaint. The Company believes that it has meritorious defenses to the allegations contained in this litigation. However, an adverse result in this litigation could have a material adverse effect on the Company’s financial condition and operating results.

In December 2000, a lawsuit against the Company and a Company executive was filed in the Orange County Superior Court by former Global Health Sciences, Inc. (Global) and its principal stockholder, Richard Marconi. Historically, subsidiaries of Global have been the principal suppliers to the Company of nutritional and weight management products. The lawsuit alleged, among other things, that Mark Hughes, the former president and chief executive officer of the Company, committed to Mr. Marconi and/or Global that Mr. Marconi and/or Global would supply all of the Company’s products as long as Mr. Marconi lived. The lawsuit was recently dismissed by each of Global and Mr. Marconi.

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, an adverse outcome in these matters could have a material impact on the Company’s financial condition and operating results.

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters.

6.   COMPREHENSIVE INCOME

       Comprehensive income is summarized as follows:

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net Income	$10,044,000	$11,653,000	$18,605,000	$17,581,000

Cumulative effect of accounting change	—	—	909,000	—

Net gain/(loss) on derivative instruments	(1,589,000)	—	1,137,000	—

Foreign currency translation adjustment	(52,000)	(971,000)	(4,699,000)	(1,763,000)

Unrealized gain/(loss) on marketable securities	—	(28,000)	14,000	(7,000)

Comprehensive income	$8,403,000	$10,654,000	$15,966,000	$15,811,000

HERBALIFE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   SEGMENT INFORMATION

The Company is a network marketing company that sells a wide range of weight management products, dietary and nutritional supplements and personal care products within one industry as defined under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

The Company has operations throughout the world (51 countries as of June 30, 2001) and is organized and managed by geographic areas. Transactions between geographic segments generally represent export sales from the United States to foreign operations. Information reviewed by the Company’s chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

Financial information by geographic segment

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

		(Dollars in Millions)
Total retail sales:

United States	$163.3	$157.5	$313.8	$289.9

Japan	68.8	94.8	150.4	203.1

South Korea	28.8	32.0	49.5	63.0

Others — Pac Rim	38.2	52.5	72.5	98.8

Others — Europe	114.6	107.3	228.9	220.7

Others — The Americas	45.2	39.2	85.4	76.4

Elimination of intersegment sales(1)	(45.5)	(42.1)	(87.4)	(52.2)

Total retail sales	$413.4	$441.2	$813.1	$899.7

Distributor Allowances:

United States	$54.7	$54.2	$106.4	$111.5

Japan	33.3	45.5	72.9	97.8

South Korea	11.6	12.4	19.8	24.8

Others — Pac Rim	17.7	24.5	33.5	46.0

Others — Europe	53.7	49.5	106.8	102.8

Others — The Americas	21.8	18.4	40.6	36.0

Total distributor allowances	$192.8	$204.5	$380.0	$418.9

Handling & Freight Income:

United States	$11.5	$10.9	$22.2	$22.2

Japan	4.7	6.2	10.3	13.8

South Korea	2.1	2.2	3.5	4.4

Others — Pac Rim	2.6	3.6	5.0	6.8

Others — Europe	9.9	9.3	19.7	18.8

Others — The Americas	3.6	3.2	7.0	6.4

Total handling & freight income	$34.4	$35.4	$67.7	$72.4

Net sales	$255.0	$272.1	$500.8	$553.2

Operating Income:

United States	$31.5	$29.7	$59.4	$36.9

Japan	8.2	11.8	20.4	26.3

South Korea	6.6	7.4	10.6	14.8

Others — Pac Rim	3.1	1.9	4.2	4.1

Others — Europe	4.4	1.1	8.2	2.2

HERBALIFE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Dollars in Millions)
Others — The Americas	2.1	0.6	4.6	0.3

Corporate expenses	(16.6)	(11.2)	(32.1)	(37.9)

Net interest income	1.9	0.4	2.4	1.1

Elimination of intersegment gross profit	(24.2)	(21.9)	(46.1)	(17.8)

Total operating income	$17.0	$19.8	$31.6	$30.0

Income taxes	(6.8)	(7.9)	(12.6)	(12.0)

Minority interest	(0.2)	(0.2)	(0.4)	(0.4)

Net Income	$10.0	$11.7	$18.6	$17.6

Notes:

(1) Includes intersegment sales of:

United States	$45.1	$41.0	$85.8	$50.5

Others — Europe	0.4	1.1	1.6	1.7

Total	$45.5	$42.1	$87.4	$52.2

Revenue by product line is as follows:

Dietary and nutritional supplements	$182.0	$195.9	$358.4	$403.0

Weight management	180.6	183.8	349.2	373.1

Personal care products	41.6	44.0	87.1	93.1

Literature, promotional and other	9.2	17.5	18.4	30.5

Total retail sales	$413.4	$441.2	$813.1	$899.7

8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect type adjustment of $621,000 (gain) in earnings to recognize the fair value of all derivatives that are designated as fair-value hedges. The Company also recorded a cumulative-effect type adjustment of $621,000 (loss) in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and the fair values of related hedged assets and liabilities. Additionally, the Company recorded a cumulative-effect type adjustment of $909,000 ($545,000 net of tax) in accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges.

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

The Company designates certain derivatives as fair value hedges. For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in marketing, distribution and administrative expenses and provide offsets to one another.

The Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (OCI). In the Company’s assessment of effectiveness, the time value of options is excluded, and consequently, is recorded directly in earnings. For the six months ended June 30, 2001, the Company recorded expenses of $1,518,000 relating to time value for cash flow hedges in marketing, distribution and administrative expenses. At June 30, 2001 the Company anticipates reclassifying $2,046,000 of reported OCI to earnings within 12 months.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Throughout this Report, “retail sales” represent the gross sales amounts reflected on the Company’s invoices to its distributors. The Company does not receive the amount reported as “retail sales,” and the Company does not monitor the actual retail prices charged for its products. “Net sales” represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices; and handling and freight income. Beginning January 1, 2001 the handling and freight income is included as a component of net sales as a result of the Company adopting a new accounting pronouncement, which requires that certain revenues be “grossed up” which the Company had previously been netted against royalties and marketing, distribution and administrative expenses. There is no impact on net income and prior years have been restated on a comparable basis. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company utilizes importers in a limited number of markets and, under some circumstances, the Company extends credit terms to these importers. The Company’s “gross profit” consists of net sales less (1) “cost of sales,” consisting of the prices the Company pays to its manufacturers for products and costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers, and similar expenses, and (2) “royalty overrides,” currently consisting of (A) royalty overrides and bonuses, which total approximately 15% and 7%, respectively, of the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (B) the President’s Team Bonus payable to some of the Company’s most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (C) other one-time incentive cash bonuses to qualifying distributors. Because of local country regulatory constraints, the Company may be required to modify its typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. The Company also offers reduced distributor allowances and pays reduced royalty overrides with respect to certain products worldwide.

The Company’s use of “retail sales” in reporting financial and operating data reflects the fundamental role of “retail sales” in its accounting systems, internal controls and operations, including the basis upon which distributor bonuses are paid. The retail sales price of the Company’s products is reflected in distributor invoices as the price charged to distributors together with, in most cases, a deduction for the corresponding distributor allowance. The retail sales price is used by the Company to calculate, among other things, royalty overrides and “volume points” earned by distributors. Volume points are point values assigned to each of the Company’s products that are equal in all countries and are used as a supervisor qualification criteria. In addition, the Company relies upon “retail sales” data reflected in daily sales reports to monitor results of operations in each of its markets.

The significance of the Company’s “net sales” is to reflect, generally, the prices actually received by the Company after deducting the basic distributor allowance and adding the handling and freight fees. The ratio of the Company’s “net sales” to “retail sales” is relatively constant because the distributor allowances and the handling fee historically represent approximately 50% and 7%, respectively, of the suggested retail sales prices. Accordingly, factors that affect “retail sales” generally have a corresponding and proportionate effect on “net sales.” To the extent the ratio of “net sales” to “retail sales” varies from period to period, these variances have resulted principally from sales of the Company’s distributor kits and other educational and promotional materials, for which there are no distributor allowances and increased sales on which the Company offers reduced distributor allowances and pay reduced royalty overrides.

The Company’s results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company’s ability in the future to enter new markets and introduce additional and new products into its markets.

Comparison of Second Quarter 2001 to 2000

Retail sales for the three months and six months ended June 30, 2001 decreased 6.3% and 9.6% to $413.4 million and $813.1 million, respectively, as compared to sales of $441.2 million and $899.7 million for the corresponding periods of 2000. For the three months ended June 30, 2001, the retail sales decline was entirely due to foreign currency fluctuations. For the six months ended June 30, 2001, the retail sales decline was primarily attributable to foreign currency fluctuations and the remainder was due to volume declines in the Asia/Pacific Rim region.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Sales by Geographical Segments (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,

			%	% Change in			%	% Change in
	2001	2000	Change	Local Currency	2001	2000	Change	Local Currency

Asia/Pacific Rim	$135.8	$179.2	(24.2%)	(13.9%)	$272.3	$364.8	(25.4%)	(16.6%)

Europe	114.2	106.3	7.4%	14.1%	227.3	219.0	3.8%	10.8%

The Americas	163.4	155.7	4.9%	6.1%	313.5	315.9	(0.8%)	0.6%

Total Retail Sales	$413.4	$441.2	(6.3%)	(0.1%)	$813.1	$899.7	(9.6%)	(3.8%)

Retail sales in Asia/Pacific Rim decreased $43.4 million and $92.5 million, or 24.2% and 25.4%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. In local currency, retail sales for Asia/Pacific Rim decreased by 13.9% and 16.6% for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The decline was primarily attributable to the Japan and India markets. Retail sales in Japan decreased $25.9 million and $52.7 million, or 27.4% and 26.0%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. Japan continues to be impacted by a sluggish economy and increased competition. Retail sales in India decreased $15.3 million and $25.2 million, or 87.5% and 83.3%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The decline in India reflects an initial period of rapid growth in its first year of operation followed by a retrenchment to a more sustainable sales level. Retail sales in South Korea decreased $3.1 million and $13.5 million, or 9.9% and 21.4%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. Retail sales in South Korea increased 39% in the second quarter of 2001 as compared to the first quarter of 2001. In local currency, South Korea retail sales in the 2001 second quarter increased 4.6% compared with the 2000 second quarter.

Retail sales in Europe increased $7.9 million and $8.3 million, or 7.4% and 3.8%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. In local currency, retail sales in Europe increased 14.1% and 10.8% for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The increase reflected strong product demand complemented by the introduction of Thermojetics® High Protein Low-Carb program, which was launched in November 2000. Retail sales in Germany increased $1.8 million and $3.4 million, or 10.7% and 10.0%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. Retail sales in Italy increased $2.4 million and $0.7 million, or 9.0% and 1.3%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. Retail sales in Russia increased $5.9 million and $7.0 million, or 86.6% and 47.3%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000.

Retail sales in the Americas increased $7.7 million or 4.9% for the three months ended June 30, 2001 and decreased $2.4 million or 0.8% for the six months ended June 30, 2001 as compared to the same periods in 2000. In local currency, retail sales in the Americas increased 6.1% and 0.6% for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. Retail sales in the Untied States increased $1.5 million or 1.3% for the three months ended June 30, 2001 and decreased by $11.4 million or 4.8% for the six months ended June 30, 2001 as compared to the same periods in 2000. Retail sales in Mexico increased $6.9 million and $12.5 million, or 38.5% and 37.2%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000 due to continued strong product demand. Retail sales in Brazil decreased $2.5 million and $6.1 million, or 24.0% and 27.9%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. In local currency, retail sales in Brazil decreased 2.9% and 12.8% for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Sales by Product Segments (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,

			%			%
	2001	2000	Change	2001	2000	Change

Dietary and Nutritional Supplements	$182.0	$195.9	(7.1%)	$358.4	$403.0	(11.1%)

Weight Management	180.6	183.8	(1.7%)	349.2	373.1	(6.4%)

Personal Care	41.6	44.0	(5.5%)	87.1	93.1	(6.4%)

Literature/ Promotional/ Other	9.2	17.5	(47.4%)	18.4	30.5	(39.7%)

Total Retail Sales	$413.4	$441.2	(6.3%)	$813.1	$899.7	(9.6%)

The decreases in retail sales of dietary and nutritional supplements, weight management, and personal care products were primarily due to the same factors identified in the geographical segments previously discussed. The decrease in the literature, promotional and other category was primarily due to an increase in returns of all product segments.

Operating Information:

Gross profit of $103.1 million and $202.8 million for the three months and six months ended June 30, 2001 were $7.5 million and $20.8 million, or 6.8% and 9.3%, lower than gross profit of $110.6 million and $223.6 million in the same periods of 2000. As a percentage of retail sales, gross profit for the three months ended June 30, 2001 decreased slightly from 25.1% to 24.9% and gross profit for the six months ended June 30, 2001 increased slightly from 24.8% to 24.9% as compared to the same periods in 2000.

Marketing, distribution and administrative expenses, as a percentage of retail sales, were both 21.3% for the three months and six months ended June 30, 2001 as compared to 20.7% and 20.6% in the same periods in 2000. These expenses for the same periods decreased 3.5% and 6.2% to $88.0 million and $173.6 million from $91.2 million and $185.1 million in the same periods in 2000 which included a $5 million gain from a key man life insurance policy. The decrease was a direct result of several cost cutting initiatives undertaken by the Company to reduce labor costs, cut travel expenses and attain greater purchasing efficiencies. In addition marketing, distribution and administrative expenses benefited by the effect of the stronger U.S. dollar. When translating foreign currency revenue and expenses into U.S. dollars, a strong U.S. dollar will have a negative effect on sales but a corresponding positive effect on expenses.

Most currencies weakened against the U.S. dollar resulting in an unfavorable effect on the net income per diluted share of $0.12 and $0.24 for the three months and six months ended June 30, 2001. In particular, the Japanese Yen and the Korean Won weakened against the U.S. Dollar resulting in proportionately lower revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. The unfavorable effect of the weaker Japanese Yen and Korean Won on the Company’s net income per diluted share for the three months and six months ended June 30, 2001 was approximately $0.08 and $0.14 as compared to the exchange rates in effect for the same periods of 2000. The unfavorable effect of weaker European currencies on net income per diluted share for the 2001 quarter versus the 2000 quarter was $0.03 and $0.07 for the three months and six months ended June 30, 2001.

Income taxes were $6.8 million and $12.6 million for the three months and six months ended June 30, 2001 as compared to $7.9 million and $12.0 million for the same periods of 2000. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both 2001 and 2000 periods.

Net income for the three months and six months ended June 30, 2001 were $10.0 million and $18.6 million, or $0.33 and $0.62 per diluted share, respectively, compared to $11.7 million and $17.6 million, or $0.39 and $0.57 per diluted share for the same periods in 2000. Excluding the impact of currency fluctuations, net income for the second quarter 2001 would have been $0.45 per share compared to $0.39 in the second quarter of 2000. In the first quarter of 2000, the Company recorded a non-recurring charge of $9.5 million, equivalent to $0.18 per diluted share relating to fees and expenses in connection with the termination of a previously proposed buy-out transaction. Excluding the impact of the buy-out transaction expenses and the impact of the foreign currency fluctuations, net income for the six months ended June 30, 2001 would have been $0.86 per diluted share compared to $0.75 in the same period of 2000.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. For the six months ended June 30, 2001, net cash provided by operating activities was $40.5 million comprised of net income of $18.6 million, non-cash adjustments to net income of $9.8 million, and changes in operating assets and liabilities of $12.1 million. The changes in operating assets and liabilities was mainly due to a decrease in inventory of $13.7 million during the current year period.

Capital expenditures for the six months ended June 31, 2001 were $7.5 million compared to $17.1 million for the same period in 2000. The majority of the 2001 expenditures resulted from investment in management information systems and the expansion of office facilities and equipment in the United States. The Company is planning capital expenditures of approximately $20 million for the current year to fund technology projects, new market expansion activities and on-going maintenance projects.

In connection with its entry in each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center or sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the investment requirements associated with entry into new markets vary, the Company estimates that up to $3.2 million will be required for pre-opening expenses, capital expenditure and other operating cash flow needs associated with its 2001 new market expansion activities.

As of June 30, 2001, the Company had $160.9 million in working capital. Cash and cash equivalents and marketable securities were $150.1 million at June 30, 2001 compared to $140.3 million at December 31, 2000.

On May 21, 2001, the estate of Mark Hughes (“Estate”) exercised 1.9 million shares of stock options. A short-term full recourse loan in the amount of $13,625,000 was issued to the Estate to finance the exercise. The loan balance as of June 30, 2001 was $13,732,000 including interest at a rate of 7% per annum. The receivable balance plus interest was fully repaid on July 3, 2001.

As of June 30, 2001, the Company had $40.5 million of credit facilities, including a $25 million unsecured committed line of credit and $15.5 million of other credit facilities which support letters of credit, guarantees and borrowings. As of June 30, 2001, the aggregate amount utilized was $10.7 million.

The Company has not been subjected to material price increases by its suppliers for several years. The Company believes that it has the ability to respond to a portion of any price increases by raising the price of its products. Purchases from its suppliers generally are made in U.S. dollars, while sales to its distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. From time to time, the Company enters into forward exchange contracts and other hedging arrangements to manage foreign exchange risk on intercompany transactions.

All of the Company’s products are manufactured by outside companies. For a number of years, a substantial majority of the Company’s weight management products and nutritional supplements were manufactured and sold to the Company by subsidiaries of Global Health Sciences, Inc. (“Global”). In September 1997, the Company entered into new three-year supply agreements with those subsidiaries that became effective in January 1998. The Company’s supply agreements with Global expired at the end of 2000. On January 29, 2001, Global announced that it filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in order to facilitate a sale of its business. In April 2001, NBTY, Inc. agreed to acquire substantially all of Global’s manufacturing assets out of bankruptcy, which agreement was approved by the bankruptcy court in May 2001. The Company is in discussions with NBTY regarding a supply relationship with NBTY. However, there can be no assurance that a continuing supply relationship with NBTY will be achieved or sustained. The Company has sourced substantially all of its weight management products and nutritional supplements with alternate manufacturers. The Company anticipates, given the substantial quantity of product involved, that the Company may experience supply disruptions, out-of-stock situations and similar supply problems as the Company continues the transition from an historical single source of supply to obtaining products from multiple manufacturers. However, the Company is devoting substantial resources to ensuring a smooth transition and currently expects that supply problems, if any, will be temporary and will not have a material adverse effect on the Company’s results of operations. Despite the Company’s efforts, however, there can be no assurance that the purchase of substantial quantities of products from new manufacturers will not have a material adverse effect.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a single European Currency — the Euro. The conversion rates between the existing sovereign currencies and the Euro have been fixed. The Euro is traded on currency exchanges and is used in business transactions. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. The Company has conducted a review of its information and business systems, and those of its European affiliates, to address the impact of the Euro conversion. The Company initially offered both the existing currencies and the Euro to settle distributor sales, and it ultimately will offer to process orders in the Euro currency. To prepare for this transition, some computer systems will require modifications or replacement. The Company has developed a plan for the Euro conversion, which include system modifications to allow the payment of distributor royalty overrides in the Euro currency. The Company does not expect that the incremental costs associated with these subsequent phases will be significant.

The Company believes that it will be able to finance its working capital and capital expenditure requirements for the foreseeable future with internally generated funds but may periodically utilize its credit lines for working capital, letters of credit, or other purposes.

For a discussion of certain contingencies that may impact liquidity and capital resources, see “Note 5, Contingencies,” in the Company’s consolidated financial statements included herein.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, the Company uses derivative financial instruments to manage or hedge these risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures. A discussion of the Company’s primary market risk exposures and derivatives is presented below. Also, see “Note 8, Derivative Instruments and Hedging Activities” in the Company’s consolidated financial statements included herein.

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

Foreign exchange forward contracts are occasionally used to hedge non-functional currency advances between subsidiaries and bank loans. The objective of these contracts is to reduce the impact of foreign currency movements on the subsidiary’s financial results. The fair value of forward contracts are based on third party bank quotes.

Foreign exchange option contracts are used primarily to hedge Yen-denominated and Mexican Peso-denominated intercompany sales made by Herbalife International of America, Inc. to the Company’s Japanese and Mexican subsidiaries and to hedge Euro denominated sales made by Herbalife International of Europe, Inc. to the Company’s distributors. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. The Company has guidelines that establish a net $5 million limit on the amount of annual option premiums. The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. In some instances, The Company sells (writes) foreign currency call options to finance the purchase of put options, which gives the counterparty the right, but not the obligation to buy foreign currency from the Company at a specified strike rate. These contracts serve to limit the benefit the Company would otherwise derive from strengthening of the foreign currency beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The following table provides information about the details of the Company’s option contracts at June 30, 2001:

		Average
		Strike	Fair	Maturity
Foreign Currency	Coverage	Price	Value	Date

Purchased Puts (Company may Sell Yen/Buy USD)

Japanese Yen	$13,500,000	111.25-121.50	$1,009,000	Jul — Sep 2001

Japanese Yen	13,500,000	111.00-119.75	831,000	Oct — Dec 2001

	$27,000,000		$1,840,000

Written Calls (Counterparty may Buy Yen/Sell USD)

Japanese Yen	$13,500,000	107.00-116.00	$—	Jul — Sep 2001

Japanese Yen	13,500,000	107.50-114.50	—	Oct — Dec 2001

	$27,000,000		$—

Purchased Puts (Company may Sell Mexican Peso/Buy USD)

Mexican Peso	$1,500,000	9.5100-9.6950	$1,000	Jul — Sep 2001

Mexican Peso	1,500,000	9.4530-9.6075	22,000	Oct — Dec 2001

	$3,000,000		$23,000

Purchased Puts (Company may Sell Euro/Buy USD)

Euro	$5,095,000	0.8487-0.8497	$79,000	Jul — Sep 2001

Euro	5,088,000	0.8476-0.8483	130,000	Oct — Dec 2001

	$10,183,000		209,000

The table below describes the forward contracts that were outstanding at June 30, 2001.

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value

Buy Euro/Sell GBP	6/15/01	$894,000	12/14/01	1.6137	$872,000

Buy DEM/Sell USD	9/11/00	268,000	7/31/01-8/31/01	2.234-2.443	261,000

Buy FRF/Sell USD	9/11/00	13,000	7/31/01	7.5008-7.5275	13,000

Buy ITL/Sell USD	9/11/00	1,477,000	7/31/01-8/31/01	2216-2227	1,436,000

Buy USD/Sell ARS	6/29/01	200,000	09/04/01	1.0475	195,000

Buy USD/Sell INR	6/20/01	1,971,000	12/26/01	48.3700	1,965,000

At June 30, 2001 the Company’s foreign subsidiaries had $6.6 million of outstanding bank debt.

All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At June 30, 2001, the total amount of foreign subsidiary cash was $74.0 million of which $8.8 million was invested in U.S. dollars. At June 30, 2001 the cash balances in Japan and South Korea were $12.9 million and $13.8 million, respectively.

Interest Rate Risk

The Company currently maintains an investment portfolio of high-quality tax exempt marketable securities. According to the Company’s investment policy, the Company may invest in taxable and tax exempt instruments including asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. All securities are classified as available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. The Company does not use derivative instruments to hedge its investment portfolio.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term and mainly consist of investments in state and municipal bonds. The fair value of cash equivalents and investments are based on dealer quotes.

The following table lists the Company’s cash equivalents and investments at June 30, 2001:

	Average		Fair
	Interest Rate	Cost	Value

Cash equivalents	2.58%	$53,342,000	$53,342,000

Short term investments	2.89%	15,513,000	15,537,000

Total		$68,855,000	$68,879,000

FORWARD LOOKING STATEMENTS

With the exception of the actual reported financial results and other historical information, the statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking statements that involve risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: the regulatory environment, consumer acceptance of network marketing, economic conditions in the countries the Company operates, the presence of possible competitors, adverse publicity and in-region cultural or demographic factors and other risks indicated in the Company’s filings with the Securities and Exchange Commission, including the Company’s filing of a registration statement on Form S-3 in March 1998.

PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

See discussion under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and in footnote four to the Financial Statements included in Item 1 of this document.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on May 31, 2001 in Beverly Hills, California 8,384,131 shares of the Company’s Class A Common Stock were present either in person or by proxies solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

        The Stockholders voted on the following matters:

        To elect seven directors to serve on the Company’s Board of Directors:

	Number of	Number of Shares
	Shares For	Withheld

Christopher Pair	7,961,882	422,249

Conrad L. Klein	7,957,588	426,543

Edward J. Hall	8,097,516	286,615

John Reynolds	7,962,215	421,916

Christopher M. Miner	8,097,617	286,514

Francis X. Tirelli	8,092,617	291,514

Jeffrey L. Glassman	8,096,002	288,129

Reapproval of the Company’s 1994 Performance-Based Annual Incentive Compensation Plan:

Votes for	7,724,019	92%

Votes against	253,678	3%

Votes abstaining	406,434	5%

Broker-non-votes	0	0%

Item 5.   OTHER INFORMATION

        None.

HERBALIFE INTERNATIONAL, INC.

EXHIBIT INDEX

(A) EXHIBIT INDEX

Exhibit
Number	Description	Page No./(Footnote)

3.1	Amended and Restated Articles of Incorporation	(10)

3.2	Amended and Restated Bylaws	(2)

4.1	Form of Class A Common Stock and Class B Common Stock Certificates	(12)

4.2	Rights Agreement, dated as of July 27, 2000, between the Company and U.S. Stock Transfer Corporation	(16)

10.1	Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife International, Inc. et al., Case No. 92767 in the Superior Court of the State of California for the County of Santa Cruz	(1)

10.2	The Company’s 1991 Stock Option Plan, as amended	(7),	(14)

10.3	The Company’s 1992 Executive Incentive Compensation Plan, as amended	(2),	(7)

10.4	Form of Individual Participation Agreement relating to the Company’s Executive Compensation Plan	(2)

10.5	Form of Letter Agreement between the Compensation Committee of the Board of Directors of the Company and Mark Hughes	(2)

10.6	Form of Indemnity Agreement between the Company and certain officers and directors of the Company	(2)

10.7	Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers and directors of the Company	(2)

10.8	Form of Stock Appreciation Rights Agreement between the Company and certain directors of the Company	(2)

10.9	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996	(4),	(7), (11)

10.10	Form of Promissory Note for Advances under the Company’s 1994 Performance Based Annual Incentive Compensation Plan	(5)

10.11	The Company’s Executive Officer Deferred Compensation Plan, amending and relating the Deferred Compensation Agreement between the Company and Michael Rosen	(5)

10.12	Office lease agreement between the Company and State Teacher’s Retirement System, dated July 20, 1995	(6)

10.13	Form of stock appreciation rights agreements between the Company and certain directors of the Company	(6)

10.14	The Company’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(6)

10.15	The Company’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(6)

10.16	Master Trust Agreement between the company and Imperial Trust Company, Inc., effective January 1, 1996	(6)

10.17	The Company’s 401K Plan, as amended	(6)

Exhibit
Number	Description	Page No./(Footnote)

10.18	Agreement Concerning Share Allocation Plan for Specific Directors of Herbalife of Japan K.K. dated December 30, 1996	(8)

10.19	Consulting Agreement between David Addis and Herbalife of America, Inc. dated January 27, 1997	(8)

10.20	Agreement between Herbalife International of America, Inc. and D&F Industries, Inc. dated September 2, 1997	(9)

10.21	Agreement between Herbalife International of America, Inc. and Dynamic Products, Inc. dated September 2, 1997	(9)

10.22	Agreement between Herbalife International of America, Inc. and Raven Industries, Inc. d/b/a Omni-Pak Industries, dated September 2, 1997	(9)

10.23	The Company’s Supplemental Executive Retirement Plan	(12)

10.24	Credit Agreement between Herbalife International of America, Inc. and First National Bank of Chicago, dated December 14, 1998	(13)

10.25	Agreement and Plan of Merger, dated September 13, 1999, among MH Millennium Holding LLC, MH Millennium Acquisition Corp., Mark Hughes, the Mark Hughes Family Trust and Herbalife International, Inc.	(15)

10.26	Employment agreement, dated as of October 5, 2000, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc.	(17)

10.27	Employment agreement, dated as of August 20, 2000, between Robert A. Sandler and Herbalife International, Inc. and Herbalife International of America, Inc.	(17)

10.28	Employment agreement, dated as of November 1, 2000, between John Reynolds and Herbalife International, Inc. and Herbalife International of America, Inc.	(17)

10.29	Employment agreement, dated as of August 20, 2000, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc.	(17)

10.30	Employment agreement, dated as of August 20, 2000, between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(17)

10.31	Employment agreement, dated as of August 20, 2000 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(17)

10.32	Employment agreement, dated as of November 1, 2000 between Conrad Lee Klein and Herbalife International, Inc. and Herbalife International of America, Inc.	(17)

10.33	The Company’s Senior Executive Change in Control Plan, effective June 29, 2000	(17)

10.34	The Company’s Management Employee Change in Control Plan, effective June 29, 2000	(17)

10.35	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(18)

10.36	The Company’s 2001 Executive Retention Plan, effective March 15, 2001	(18)

21	List of subsidiaries of the Company	(18)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form 8-K declared effective by the Security and Exchange Commission on December 12, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders.

(15)	Incorporated by reference to Annex A of the Offer to Purchase dated September 17, 1999 contained in Schedule 14D-1 filled by Millennium Holdings LLC, MH Millennium Acquisition Corp., the Mark Hughes Family Trust and Mark Hughes on September 17, 1999.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated as of August 2, 2000, which included as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2001

HERBALIFE INTERNATIONAL, INC.
(Registrant)

By:	/s/ TIMOTHY GERRITY

Timothy Gerrity Executive Vice President and Chief Financial Officer