Form 10-Q
period 2001-09-30
HERBALIFE INTERNATIONAL INC
filed 2001-11-09
CIK 791449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ___________________________

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of October 31, 2001 was:

Shares of Class A Common Stock Shares of Class B Common Stock	11,104,468 20,153,570

HERBALIFE INTERNATIONAL, INC.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three and Nine Months Ended September 30, 2001

PART I. FINANCIAL INFORMATION

Page No.

Item 1.	Financial Statements:
	Consolidated Balance Sheets	2 - 3
	Consolidated Statements of Income	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6 - 9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 14
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	14 - 17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	19 - 21
Signature		22

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30,	December 31,
	2001	2000

CURRENT ASSETS:
Cash and cash equivalents	$173,242,000	$110,336,000
Marketable securities	22,048,000	29,914,000
Receivables, including related party receivables of $1,930,000 (2001) and $1,950,000 (2000)	26,338,000	24,600,000
Inventories	78,501,000	99,332,000
Prepaid expenses and other current assets	11,289,000	8,788,000
Deferred income taxes	30,650,000	28,459,000

Total current assets	342,068,000	301,429,000
Property, at cost, net of accumulated depreciation and amortization of $76,759,000 (2001) and $65,049,000 (2000)	57,890,000	61,650,000
Deferred compensation plan assets	42,332,000	31,313,000
Other assets	7,646,000	6,527,000
Deferred income taxes	12,628,000	13,077,000
Goodwill, net of accumulated amortization of $2,075,000 (2001) and $1,946,000 (2000)	2,812,000	2,941,000

TOTAL	$465,376,000	$416,937,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2001	2000

CURRENT LIABILITIES:
Accounts payable	$22,224,000	$18,791,000
Royalty overrides	60,524,000	68,996,000
Accrued compensation	24,365,000	17,458,000
Accrued expenses	31,754,000	28,375,000
Dividends payable	4,689,000	4,372,000
Current portion of contracts payable and bank loans	10,069,000	7,013,000
Advance sales deposits	7,157,000	6,175,000
Income taxes payable	7,015,000	5,038,000

Total current liabilities	167,797,000	156,218,000
NON-CURRENT LIABILITIES:
Contracts payable, net of current portion	1,502,000	1,404,000
Deferred compensation liability	35,210,000	28,964,000
Other non-current liabilities	5,694,000	5,732,000

Total liabilities	210,203,000	192,318,000

MINORITY INTEREST	1,761,000	2,218,000

STOCKHOLDERS’ EQUITY:
Common stock A, $0.01 par value; 33,333,333 shares authorized, 11,104,247 (2001) and 10,150,666 (2000) shares issued and outstanding	111,000	102,000
Common stock B, $0.01 par value; 66,666,667 shares authorized, 20,153,276 (2001) and 18,994,447 (2000) shares issued and outstanding	202,000	190,000
Paid-in-capital in excess of par value	74,640,000	58,860,000
Retained earnings	189,167,000	170,259,000
Accumulated other comprehensive loss	(10,708,000)	(7,010,000)

Total stockholders’ equity	253,412,000	222,401,000

TOTAL	$465,376,000	$416,937,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Retail sales	$424,317,000	$442,001,000	$1,237,417,000	$1,341,659,000
Less: Distributor allowances on product purchases	198,557,000	204,787,000	578,570,000	623,707,000
Handling & freight income	35,827,000	34,662,000	103,523,000	107,057,000

Net sales	261,587,000	271,876,000	762,370,000	825,009,000
Cost of sales	60,232,000	67,995,000	181,698,000	202,887,000
Royalty overrides	90,251,000	96,417,000	266,777,000	291,104,000
Marketing, distribution & administrative expenses	88,161,000	87,467,000	261,738,000	272,594,000
Buy-out transaction expenses	—	—	—	9,498,000
Interest income — net	664,000	473,000	3,059,000	1,550,000

Income before income taxes and minority interest	23,607,000	20,470,000	55,216,000	50,476,000
Income taxes	9,443,000	8,188,000	22,086,000	20,190,000

Income before minority interest	14,164,000	12,282,000	33,130,000	30,286,000
Minority interest	138,000	476,000	499,000	898,000

NET INCOME	$14,026,000	$11,806,000	$32,631,000	$29,388,000

EARNINGS PER SHARE:
Basic	$0.45	$0.41	$1.08	$1.02
Diluted	$0.44	$0.39	$1.06	$0.96

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	31,175,000	28,861,000	30,098,000	28,723,000
Dilutive effect of stock options	965,000	1,199,000	617,000	1,795,000

Diluted	32,140,000	30,060,000	30,715,000	30,518,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended

	September 30, 2001	September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,631,000	$29,388,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,060,000	11,720,000
Deferred income taxes	(1,742,000)	10,355,000
Unrealized foreign exchange loss	1,774,000	2,006,000
Minority interest in earnings	499,000	898,000
Other	1,079,000	684,000
Changes in operating assets and liabilities:
Receivables	(2,888,000)	(2,861,000)
Inventories	17,688,000	(10,893,000)
Prepaid expenses and other current assets	(2,428,000)	(17,745,000)
Accounts payable	5,169,000	(2,189,000)
Royalty overrides	(7,172,000)	(99,000)
Accrued expenses and accrued compensation	11,851,000	(2,100,000)
Advance sales deposits	1,114,000	(542,000)
Income taxes payable	2,440,000	(6,402,000)
Deferred compensation liability	6,246,000	(488,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	79,321,000	11,732,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(7,179,000)	(21,474,000)
Proceeds from sale of property	127,000	90,000
Changes in marketable securities, net	7,890,000	(25,744,000)
(Increase) decrease in other assets	(1,222,000)	5,946,000
Deferred compensation plan assets	(11,019,000)	(3,067,000)

NET CASH USED IN INVESTING ACTIVITIES	(11,403,000)	(44,249,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(13,405,000)	(12,906,000)
Distribution to minority interest	(956,000)	(1,452,000)
Additions to bank loans	2,206,000	3,971,000
Principal payments on bank loans and contract payables	(2,493,000)	(3,183,000)
Exercise of stock options	15,055,000	3,171,000
Stock repurchase	—	(16,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	407,000	(10,415,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,419,000)	(4,303,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	62,906,000	(47,235,000)
CASH AND CASH EQUIVALENTS AT JANUARY 1	110,336,000	138,280,000

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30	$173,242,000	$91,045,000

NON-CASH ACTIVITIES:
Acquisitions of property from capital leases	$3,494,000	$—

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. and subsidiaries (the “Company”) has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and 2000.

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

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new statement also supersedes certain aspects of APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied on January 1, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

2. RECLASSIFICATIONS

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

HERBALIFE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. CONTINGENCIES

In September 2000, a putative class action lawsuit was filed in the District Court, Clark County, Nevada (Tharp v. Herbalife International, Inc., et al.). A second putative class action lawsuit was filed in the same court in August 2001 (Brown v. Herbalife International Inc., et al.). The Tharp lawsuit alleges breaches of fiduciary obligations by the Company’s directors and its majority stockholder in connection with the adoption by the Company of the Preferred Share Purchase Rights Plan and the rejection of a purported offer by a third party to acquire a controlling interest in the Company. The Brown lawsuit similarly alleges breaches of fiduciary obligations in connection with an alleged rejection of an offer from a third party to purchase the Company. The plaintiffs in the lawsuits request (1) an order compelling the defendants to take steps to seek a sale of the Company, (2) an order enjoining the defendants in office, (3) unspecified damages, and (4) other relief. The Company has not yet answered either of the complaints. The Company believes that it has meritorious defenses to the allegations contained in the lawsuits. However, an adverse result in this litigation could have a material adverse effect on the Company’s financial condition and operating results.

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

6. COMPREHENSIVE INCOME

     Comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Net Income	$14,026,000	$11,806,000	$32,631,000	$29,388,000
Cumulative effect of accounting change	—	—	909,000	—
Net change in derivative instruments	(1,132,000)	—	5,000	—
Foreign currency translation adjustment	64,000	(1,608,000)	(4,636,000)	(3,371,000)
Unrealized gain on marketable securities	9,000	68,000	24,000	61,000

Comprehensive income	$12,967,000	$10,266,000	$28,933,000	$26,078,000

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

The Company has operations throughout the world (51 countries as of September 30, 2001) and is organized and managed by geographic areas. Transactions between geographic segments generally represent export sales from the United States to foreign operations. Information reviewed by the Company’s chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

HERBALIFE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by geographic segment

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

		(Dollars in Millions)
Total retail sales:
United States	$155.6	$142.9	$469.4	$432.8
Japan	77.2	103.5	227.5	306.5
South Korea	34.2	36.0	83.7	99.0
Others — Pac Rim	41.2	51.3	113.7	150.1
Others — Europe	113.5	96.4	342.4	317.1
Others — The Americas	45.9	42.8	131.4	119.3
Elimination of intersegment sales(1)	(43.3)	(30.9)	(130.7)	(83.1)

Total retail sales	$424.3	$442.0	$1,237.4	$1,341.7

Distributor Allowances:
United States	$53.2	$52.4	$159.6	$163.9
Japan	37.3	50.0	110.2	147.8
South Korea	13.7	14.3	33.5	39.1
Others — Pac Rim	19.3	23.0	52.8	69.0
Others — Europe	53.1	45.0	159.9	147.8
Others — The Americas	21.9	20.1	62.5	56.1

Total distributor allowances	$198.5	$204.8	$578.5	$623.7

Handling & Freight Income:
United States	$11.7	$10.1	$33.9	$32.3
Japan	5.4	7.0	15.7	20.8
South Korea	2.3	2.2	5.8	6.6
Others — Pac Rim	3.0	3.5	8.0	10.3
Others — Europe	9.7	8.3	29.4	27.0
Others — The Americas	3.7	3.6	10.7	10.0

Total handling & freight income	$35.8	$34.7	$103.5	$107.0

Net sales	$261.6	$271.9	$762.4	$825.0

Operating Income:
United States	$39.4	$19.3	$98.8	$56.2
Japan	8.7	14.9	29.1	41.2
South Korea	6.7	8.0	17.3	22.8
Others — Pac Rim	3.0	4.9	7.2	9.0
Others — Europe	2.9	(0.3)	11.1	1.9
Others — The Americas	1.4	1.8	6.1	2.1
Corporate expenses	(16.6)	(13.4)	(48.7)	(51.3)
Net interest income	0.7	0.5	3.1	1.6
Elimination of intersegment gross profit	(22.6)	(15.2)	(68.8)	(33.0)

Total operating income	$23.6	$20.5	$55.2	$50.5

Income taxes	(9.5)	(8.2)	(22.1)	(20.2)
Minority interest	(0.1)	(0.5)	(0.5)	(0.9)

Net Income	$14.0	$11.8	$32.6	$29.4

Notes:
(1) Includes intersegment sales of:
United States	$42.6	$30.5	$128.4	$81.0
Others — Europe	0.7	0.4	2.3	2.1

Total	$43.3	$30.9	$130.7	$83.1

HERBALIFE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

		(Dollars in Millions)
Revenue by product line is as follows:
Dietary and nutritional supplements	$193.3	$191.3	$551.7	$594.3
Weight management	182.7	188.6	531.9	561.7
Personal care products	41.3	51.2	128.4	144.3
Literature, promotional and other	7.0	10.9	25.4	41.4

Total retail sales	$424.3	$442.0	$1,237.4	$1,341.7

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

The Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (OCI). For certain option hedges, in the Company’s assessment of effectiveness, the time value of the options is excluded, and consequently, is recorded directly in earnings. For the nine months ended September 30, 2001, the Company recorded expenses of $1,631,000 relating to time value for cash flow hedges in marketing, distribution and administrative expenses. At September 30, 2001 the Company anticipates reclassifying $914,000 of reported OCI to earnings within 12 months.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Development

On October 18, 2001, the Company announced the departure of Christopher Pair as Chief Executive Officer and President. Effective October 19, 2001, Mr. Pair resigned from all positions with the Company and its subsidiaries, including as a member of the Board of Directors of the Company. On October 29, 2001, the Board of Directors of the Company announced the election of Board Member Francis X. Tirelli as Chief Executive Officer and President.

Results of Operations

Throughout this Report, “retail sales” represent the gross sales amounts reflected on the Company’s invoices to its distributors. The Company does not receive the amount reported as “retail sales,” and the Company does not monitor the actual retail prices charged for its products. “Net sales” represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices; and handling and freight income. Beginning January 1, 2001 the handling and freight income is included as a component of net sales as a result of the Company adopting a new accounting pronouncement, which requires that certain revenues be “grossed up” which the Company had previously netted against royalty overrides and marketing, distribution and administrative expenses. There is no impact on net income and prior years have been restated on a comparable basis. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company utilizes importers in a limited number of markets and, under some circumstances, the Company extends credit terms to these importers. The Company’s “gross profit” consists of net sales less (1) “cost of sales,” consisting of the prices the Company pays to its manufacturers for products and costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers, and similar expenses, and (2) “royalty overrides,” currently consisting of (A) royalty overrides and bonuses, which total approximately 15% and 7%, respectively, of the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (B) the President’s Team Bonus payable to some of the Company’s most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (C) other one-time incentive cash bonuses to qualifying distributors. Because of local country regulatory constraints, the Company may be required to modify its typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. The Company also offers reduced distributor allowances and pays reduced royalty overrides with respect to certain products worldwide.

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

Comparison of Third Quarter 2001 to 2000

Retail sales for the three months and nine months ended September 30, 2001 decreased 4.0% and 7.8% to $424.3 million and $1,237.4 million, respectively, as compared to sales of $442.0 million and $1,341.7 million for the corresponding periods of 2000. For the three months ended September 30, 2001, the retail sales decline was entirely due to foreign currency fluctuations. Excluding the impact of foreign currency fluctuations, retail sales increased 1.7% with sales increases in Europe and South Korea partially offset by a sales decrease in Japan. For the nine months ended September 30, 2001, the retail sales decline was mostly attributable to foreign currency fluctuations and volume declines in the Asia/Pacific Rim region which were partially offset by sales increase in Europe.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Sales by Geographical Segments (Dollars in Millions):

	Three Months Ended September 30,				Nine Months Ended September 30,

	2001	2000	% Change	% Change in Local Currency	2001	2000	% Change	% Change in Local Currency

Asia/Pacific Rim	$152.6	$190.8	(20.0%)	(10.2%)	$424.9	$555.6	(23.5%)	(14.4%)
Europe	112.8	96.0	17.5%	20.9%	340.1	315.0	8.0%	14.0%
The Americas	158.9	155.2	2.4%	4.2%	472.4	471.1	0.3%	1.8%

Total Retail Sales	$424.3	$442.0	(4.0%)	1.7%	$1,237.4	$1,341.7	(7.8%)	(2.0%)

Retail sales in Asia/Pacific Rim decreased $38.2 million and $130.7 million, or 20.0% and 23.5%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The decline was primarily attributable to the Japan and India markets and foreign currency fluctuations. In local currency, retail sales for Asia/Pacific Rim decreased by 10.2% and 14.4% for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Retail sales in Japan decreased $26.3 million and $79.0 million, or 25.4% and 25.8%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Japan sales continue to be impacted by a sluggish economy and strong competition. Retail sales in India decreased $8.4 million and $33.6 million, or 78.1% and 81.9%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The decline in India reflects an initial period of rapid growth in its first year of operation followed by a retrenchment to a more sustainable sales level. Retail sales in South Korea decreased $1.8 million and $15.3 million, or 5.0% and 15.5%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. In local currency, South Korea retail sales in the third quarter of 2001 increased 10.0% compared with the third quarter of 2000. In addition, retail sales in South Korea increased 18.9% in the third quarter of 2001 as compared to the second quarter of 2001.

Retail sales in Europe increased $16.8 million and $25.1 million, or 17.5% and 8.0%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. In local currency, retail sales in Europe increased 20.9% and 14.0% for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The increase reflected strong product demand. Retail sales in Germany increased $3.6 million and $7.1 million, or 22.4% and 14.0%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Retail sales in Italy increased $3.0 million and $3.7 million, or 13.7% and 4.8%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Retail sales in Russia increased $5.1 million and $12.2 million, or 75.8% and 56.2%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Retail sales in the Netherlands increased $3.5 million and $8.5 million, or 43.1% and 36.7%, for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000.

Retail sales in the Americas increased $3.7 million and $1.3 million, or 2.4% and 0.3%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. In local currency, retail sales in the Americas increased 4.2% and 1.8% for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Retail sales in the United States increased $0.6 million or 0.5% for the three months ended September 30, 2001 and decreased by $10.8 million or 3.1% for the nine months ended September 30, 2001 as compared to the same periods in 2000. Retail sales in Mexico increased $5.9 million and $18.4 million, or 27.6% and 33.5%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000 due to continued strong product demand and increased training activities. Retail sales in Brazil decreased $3.9 million and $10.0 million, or 36.0% and 30.6%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The decrease in Brazil was primarily due to continued depreciation of the Brazilian Real. In local currency, retail sales in Brazil decreased 10.2% and 12.1% for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retail Sales by Product Segments (Dollars in Millions):

	Three Months Ended September 30,			Nine Months Ended September 30,

			%			%
	2001	2000	Change	2001	2000	Change

Dietary and Nutritional Supplements	$193.3	$191.3	1.0%	$551.7	$594.3	(7.2%)
Weight Management	182.7	188.6	(3.1%)	531.9	561.7	(5.3%)
Personal Care	41.3	51.2	(19.3%)	128.4	144.3	(11.0%)
Literature/ Promotional/ Other	7.0	10.9	(35.8%)	25.4	41.4	(38.6%)

Total Retail Sales	$424.3	$442.0	(4.0%)	$1,237.4	$1,341.7	(7.8%)

Comparing current year periods to prior year periods, retail sales of all product segments decreased except for retail sales of dietary and nutritional supplements in the third quarter. For the third quarter of 2001, dietary and nutritional supplements increased slightly as compared to the third quarter in 2000, mainly due to new product introductions. The decreases of dietary and nutritional supplements in the nine months ended September 30, 2001 and the decreases of weight management and personal care products in both periods were primarily due to the same factors identified in the geographical segments previously discussed. Product returns of all product segments are included in the literature, promotional and other category. The decreases in the literature, promotional and other category was primarily due to an increase in product returns and the same factors identified in the geographical segments previously discussed.

Operating Information:

Gross profit was $111.1 million and $313.9 million for the three months and nine months ended September 30, 2001 compared to $107.5 million and $331.0 million in the same periods of 2000. As a percentage of net sales, gross profit for the three months and nine months ended September 30, 2001 increased from 39.5% to 42.5% and from 40.1% to 41.2%, respectively, as compared to the same periods in 2000. The increase in gross profit was due to product cost savings attributed to new supply contracts initiated in 2001 and a special distributor incentive paid in the third quarter of 2000, which was not repeated in 2001.

Marketing, distribution and administrative expenses, as a percentage of net sales, were 33.7% and 34.3% for the three months and nine months ended September 30, 2001 as compared to 32.2% and 33.0% in the same periods in 2000. For the three months ended September 30, 2001, these expenses increased $0.7 million to $88.2 million, including a charge of $3.6 million for non-income tax contingencies for various tax audits. For the nine months ended September 30, 2001, these expenses decreased 4.0% or $10.9 million from $272.6 million to $261.7 million. The decrease was a direct result of several cost cutting initiatives undertaken by the Company to reduce labor costs, cut travel expenses and attain greater purchasing efficiencies. In addition marketing, distribution and administrative expenses benefited by the effect of the stronger U.S. dollar. When translating foreign currency revenue and expenses into U.S. dollars, a strong U.S. dollar will have a negative effect on sales but a corresponding positive effect on expenses.

Income taxes were $9.4 million and $22.1 million for the three months and nine months ended September 30, 2001 as compared to $8.2 million and $20.2 million for the same periods of 2000. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both 2001 and 2000 periods.

Most currencies continued to be weaker against the U.S. dollar resulting in an unfavorable effect on net income per diluted share of $0.12 and $0.37 for the three months and nine months ended September 30, 2001. In particular, the Japanese Yen and the Korean Won weakened against the U.S. Dollar resulting in proportionately lower revenues, expenses, and ultimately income when translated into the U.S. Dollar reporting currency. The unfavorable effect of the weaker Japanese Yen and Korean Won on the Company’s net income per diluted share for the three months and nine months ended September 30, 2001 was approximately $0.10 and $0.25 as compared to the exchange rates in effect for the same periods of 2000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three months and nine months ended September 30, 2001 increased by 18.6% and 10.9% to $14.0 million and $32.6 million, or $0.44 and $1.06 per diluted share, respectively, compared to $11.8 million and $29.4 million, or $0.39 and $0.96 per diluted share for the same periods in 2000. Excluding the impact of currency fluctuations, net income for the third quarter of 2001 would have been $0.56 per diluted share compared to $0.39 in the third quarter of 2000. In the first quarter of 2000, the Company recorded a non-recurring charge of $9.5 million, equivalent to $0.18 per diluted share, relating to fees and expenses in connection with the termination of a previously proposed buy-out transaction. Excluding the impact of the buy-out transaction expenses and the impact of the foreign currency fluctuations, net income for the nine months ended September 30, 2001 would have been $1.43 per diluted share compared to $1.14 in the same period of 2000.

Liquidity and Capital Resources:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. For the nine months ended September 30, 2001, net cash provided by operating activities was $79.3 million comprised of net income of $32.6 million, non-cash adjustments to net income of $14.7 million, and changes in operating assets and liabilities of $32.0 million. The changes in operating assets and liabilities was mainly due to a decrease in inventory of $17.7 million and an increase in accrued expenses and accrued compensation of $11.9 million during the current year period.

Capital expenditures for the nine months ended September 31, 2001 were $10.7 million compared to $21.5 million for the same period in 2000. The majority of the 2001 expenditures resulted from investment in management information systems and the expansion of office facilities and equipment in the United States. The Company is planning capital expenditures of approximately $15 million for 2001 to fund technology projects, new market expansion activities and on-going maintenance projects.

In connection with its entry in each new market, the Company funds inventory requirements and typically establishes either a full-service distribution center or sales office, a fulfillment center or compliance office, or a combination of the foregoing. While the investment requirements associated with entry into new markets vary, the Company estimates that up to $0.5 million will be required for the remaining pre-opening expenses, capital expenditure and other operating cash flow needs associated with its 2001 new market expansion activities.

As of September 30, 2001, the Company had $174.3 million in working capital. Cash and cash equivalents and marketable securities were $195.3 million at September 30, 2001 compared to $140.3 million at December 31, 2000.

On May 21, 2001, the estate of Mark Hughes (“Estate”) exercised 1.9 million shares of stock options. A short-term full recourse loan in the amount of $13,625,000 was issued to the Estate to finance the exercise. The loan balance as of June 30, 2001 was $13,732,000 including interest at a rate of 7% per annum. The receivable balance plus interest was fully repaid on July 3, 2001.

As of September 30, 2001, the Company had $40.6 million of credit facilities, including a $25 million unsecured committed line of credit and $15.6 million of other credit facilities which support letters of credit, guarantees and borrowings. As of September 30, 2001, the aggregate amount utilized was $11.7 million.

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

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a single European Currency — the Euro. The conversion rates between the existing sovereign currencies and the Euro have been fixed. The Euro is traded on currency exchanges and is used in business transactions. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and existing currencies will be withdrawn from circulation. The Company has conducted a review of its information and business systems, and those of its European affiliates, to address the impact of the Euro conversion. The Company initially offered both the existing currencies and the Euro to settle distributor sales, and it ultimately will offer to process orders in the Euro currency. To prepare for this transition, some computer systems are undergoing modifications. The Company has developed a plan for the Euro conversion, which include system modifications to allow the payment of distributor royalty overrides in the Euro currency. The Company does not expect that the incremental costs associated with these subsequent phases will be significant.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

The following table provides information about the details of the Company’s option contracts at September 30, 2001:

		Average
		Strike	Fair	Maturity
Foreign Currency	Coverage	Price	Value	Date

Purchased Puts (Company may Sell Yen/Buy USD)
Japanese Yen	$13,500,000	111.00-119.75	$444,000	Oct — Dec 2001
Japanese Yen	9,000,000	115.30-116.18	340,000	Jan — Mar 2002
Japanese Yen	9,000,000	114.56-115.43	401,000	Apr — Jun 2002

	$31,500,000		$1,185,000

Written Calls (Counterparty may Buy Yen/Sell USD)
Japanese Yen	$13,500,000	107.50-114.50	$—	Oct — Dec 2001
Japanese Yen	9,000,000	109.00-111.50	—	Jan — Mar 2001
Japanese Yen	9,000,000	109.00-111.50	—	Apr — Jun 2002

	$31,500,000		$—

Purchased Puts (Company may Sell Peso/Buy USD)
Mexican Peso	$1,500,000	9.4530-9.6075	$32,000	Oct — Dec 2001

Purchased Puts (Company may Sell Euro/Buy USD)
Euro	$18,135,000	0.8476-0.8813	$48,000	Oct — Dec 2001

Written Calls (Counterparty may Buy Euro/Sell USD)
Euro	$5,088,000	0.8476-0.8483	$—	Oct — Dec 2001

The table below describes the forward contracts that were outstanding at September 30, 2001.

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value

Buy Euro/Sell GBP	6/15/01	$936,000	12/14/01	0.6197	$940,000
Buy USD/Sell INR	6/20/01	1,971,000	12/26/01	48.3700	1,978,000

At September 30, 2001 the Company’s foreign subsidiaries had $6.6 million of outstanding bank debt.

All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At September 30, 2001, the total amount of foreign subsidiary cash was $66.5 million of which $8.2 million was invested in U.S. dollars. At September 30, 2001 the cash balances in Japan and South Korea were $11.2 million and $13.4 million, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

The following table lists the Company’s cash equivalents and investments at September 30, 2001:

	Average		Fair
	Interest Rate	Cost	Value

Cash equivalents	2.07%	$90,317,000	$90,317,000
Short term investments	2.48%	22,014,000	22,048,000

Total		$112,331,000	$112,365,000

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See discussion under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and in footnote five to the Financial Statements included in Item 1 of this document.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

Date: November 9, 2001

HERBALIFE INTERNATIONAL, INC.
(Registrant)

By: /s/ TIMOTHY GERRITY

Timothy Gerrity
Executive Vice President and
Chief Financial Officer