Form 10-K405
period 2001-12-31
HERBALIFE INTERNATIONAL INC
filed 2002-03-29
CIK 791449

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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
Class A Common Stock, $.01 Par Value
Class B Common Stock, $.01 Par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐

      The aggregate market value of the Registrant’s Class A and Class B Common Stock on March 8, 2002 held by nonaffiliates was approximately $248 million. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of this Form and the Registrant is not bound by this determination for any other purpose.)

      The number of shares outstanding of the registrant as of March 8, 2002 was:

11,318,498 Shares of Class A Common Stock

20,748,662 Shares of Class B Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders are being incorporated by reference into Part III of the Form 10K.

Forward Looking Statements

      With the exception of the actual reported financial results and other historical information, the statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report are forward looking statements that involve material risks and uncertainties that could affect actual future results. Such risks and uncertainties include, but are not limited to: the regulatory environment, consumer acceptance of network marketing, economic conditions in the countries in which the Company operates, the effect of competition for both distributors and the sale of products, adverse publicity and in-region cultural or demographic factors and other risks indicated in the Company’s filings with the Securities and Exchange Commission.

PART I

Item 1.     Business

BACKGROUND AND CORPORATE ORGANIZATION

General

      We are a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products worldwide that support inner and outer wellness and a healthy lifestyle. As of December 31, 2001, we conducted business in 53 countries located in Asia/ Pacific Rim, Europe and The Americas. Retail sales in those regions represented 34.8%, 27.7% and 37.5%, respectively, of our total retail sales in 2001.

      Our products are marketed predominantly through a network marketing system. This system enables our independent distributors to earn profits by selling Herbalife products to retail consumers or other distributors. Distributors may also develop their own distributor downline organizations by sponsoring other distributors to do business in any market where we operate, entitling the sponsors to receive royalty overrides (cash incentives, including commissions and bonuses) on product sales within their downline organizations.

      Management believes that Herbalife’s network marketing system is ideally suited to its products, which emphasize a healthy lifestyle, because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use Herbalife’s products themselves. Our network marketing system appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue non-conventional, part-time employment opportunities.

History and Organization

      We began operations in February 1980 as a California limited partnership, and operated in that form through December 1985, with the exception of an interim period from October 1981 through August 1983, when the business was operated through a California corporation. In July 1986, our business was transferred from the California limited partnership to its corporate general partner, Herbalife International of America, Inc. (“Herbalife of America”). In November 1986, Herbalife of America was acquired in a stock-for-stock reorganization by Sage Court Ventures, Inc. (“Sage Court”). As a result of the acquisition, Herbalife of America became a wholly owned subsidiary of Sage Court and the former stockholders of Herbalife of America acquired a controlling interest in Sage Court. Sage Court’s name was formally changed to Herbalife International, Inc. in November 1986.

      Herbalife International, Inc. operates through 45 domestic and foreign subsidiaries, virtually all of which are wholly owned. Except as the context otherwise provides, references to “Herbalife” and the “Company” include Herbalife International, Inc. and its operating subsidiaries.

Executive Offices

      Our executive offices are located at 1800 Century Park East, Los Angeles, California 90067. Our telephone number is (310) 410-9600.

Business Strategy

      Our business strategy is comprised of the following principal elements:

Product Branding and Wellness

      Our underlying initiative is to expand Herbalife’s reputation from a Company focused on weight management to one that is focused on a complete wellness program and way of life. Herbalife is ideally positioned to take advantage of current worldwide consumer trends indicating that individuals are turning more and more to nutritional supplements for weight loss, fitness and age-related health concerns. Customers should know that when they find their ideal weight using Herbalife’s weight loss products that they can use our other nutritional products to promote a healthy lifestyle. To bring this message across, we plan to undertake a significant advertising, public relations and branding campaign. We know our distributors and our customers are very familiar with Herbalife’s weight management products. Our goal is for these distributors and customers to understand that we have twenty-two years of experience in assembling herbs, botanicals and supplements in the right combinations to enhance one’s lifestyle. To further product awareness, we will concentrate our marketing efforts on those products that have historically been the most successful for the Company.

Distributor Expansion, Retention & Training

      To expand our distributor base, we are focusing on implementing programs to increase distributor retention worldwide. Key areas include: enhancing our customer service capabilities at our call centers; offering greater business-building opportunities through the Internet; creating business support initiatives and better training materials for new distributors to guide them through their first eighteen months; and offering enriched reward and recognition programs. To further support our distributors, a cross-functional sales team will help provide distributors with the best marketing, training and sales tools to ensure their success.

      Herbalife recognizes that in addition to high-quality products and a proven distributor compensation plan, the success of our business depends on the training of our distributors. Knowledge is power, and the better rounded a distributor’s training is, the more likely he or she is to excel in our business. That’s why Herbalife will invest substantially in distributor education. Extensive training opportunities enable distributors to not only develop invaluable business-building and leadership skills, but also to become experts in our products and offer customers sound advice on weight management, nutrition and personal care. By placing a top priority on training, Herbalife will build credibility among its distributors and further establish itself as an industry leader.

Supply Chain Management

      We are looking at a number of product sourcing strategies to ensure we have at least two potential suppliers for all of our significant products. This will provide flexibility and prevent us from being overly dependent on an individual supplier. Multiple suppliers and increased supplier competition will also help us maintain the highest quality for our products at the most competitive prices. Herbalife has always prided itself on providing the highest quality products possible using the highest quality ingredients and manufacturing processes. This initiative will continue that tradition.

Product Overview

      Our products include inner nutrition (consisting of weight management products and nutritional supplements) and outer nutrition (consisting of personal care products). We currently market 165 products, exclusive of (1) variations in product flavors and colors, (2) reformulations of products to satisfy regulatory requirements within a particular country and (3) similar variations of our basic product line. A limited number of our personal care products are classified in the United States as OTC drugs. See “— Regulation.”

      The following chart summarizes the number of products we offer in our principal product categories and retail sales information by product category during the indicated periods.

Product Sales by Category

	Year Ended December 31,

	2001		2000		1999

		Percent of		Percent of		Percent of
Product Category	Retail	Total Retail	Retail	Total Retail	Retail	Total Retail
(Number of Products in Category)	Sales	Sales	Sales	Sales	Sales	Sales

	(Dollars in millions)
Inner Nutrition:
Weight Management(19)	$707.9	42.7%	$742.3	42.1%	$741.0	41.3%
Nutritional Supplements(58)	744.6	45.0%	771.2	43.7%	807.8	45.0%
Outer Nutrition:
Personal Care Products(88)	178.2	10.8%	200.6	11.4%	198.1	11.1%
Literature, Promotional and Other	25.5	1.5%	50.8	2.8%	46.6	2.6%

Total	$1,656.2	100.0%	$1,764.9	100.0%	$1,793.5	100.0%

Inner Nutrition

      Weight Management Products. Our weight management products include the following: (1) Formula 1 Protein Mix, a protein powder in four different flavors designed as a meal replacement; (2) the four Thermojetics® weight management tablets (original green, green, beige and yellow) used as part of our weight management program; (3) Thermojetics® Herbal Concentrate, an herbal beverage blended from five natural botanicals, now offered in three different flavors; and (4) the Thermojetics® High-Protein, Low-Carb Program, which is comprised of snack bars, the Thermojetics® Gold Herbal Supplement Tablets and shakes, soup and drink mixes. For the last three years, approximately 42% of our sales were derived from our 19 weight management products and approximately 22% of our sales were derived from our Formula 1 Protein Mix.

      Nutritional Supplements. Our nutritional supplements include a variety of products, each containing high quality herbs, vitamins, minerals and other natural ingredients. These products are targeted for specific consumers needs. For example, we offer Herbalife Tang Kuei Plus, Woman’s Choice and Woman’s AdvantageTM for women. Male Factor 1000®, Optimum Performance and Ultimate Prostate Formula assist men. Children’s nutritional needs are addressed by Kindermins®, Dinomins and DinoShakes®. As a customer ages we offer several products under the Longetics® Program for mature adults. To address other health-related needs, we offer Xtra-Cal, Herbalifeline®, Echinacea Plus, several antioxidants, such as Extreme C tablets, Mega Garlic Plus, Schizandra Plus, RoseOxTM, in addition to several fiber supplements, including Active Fiber and Florafiber. Other signature nutritional products include Herbal-Aloe, Cell Activator®, Cell-U-Loss®, N.R.G., Thermo-Bond®, Aminogen®, Sleep Now, Herbal Calmative and A.M. Replenishing and P.M. Cleansing formulas.

Outer Nutrition

      Personal Care Products. We offer a range of personal care products using pure and beneficial botanical ingredients in specific formulations to provide not only cosmetic enhancement, but also outer nutrition for the skin and body and youth preservation. Our products are designed to make you not only look good, but also feel good. We market most of our personal care product line under the name Dermajetics®. This line consists of skin care products such as: Radiant CTM Daily Skin Booster; The Skin Survival Kit, consisting of a day and night moisturizer, a deep cleaning facial mask and a hydrating eye gel; Nature’s Mirror®, consisting of a cleanser, toner and moisturizer for each of three different skin types; and several specialty care products, including Skin ActivatorTM; Ocean Currents®, consisting of five bath products; the Acne Treatment System, consisting of four products; and AromaVie®, consisting of three aromatic soaps and oils. Other specialty personal care products include Herbal Aloe Gel and Lotion, Soothing Spray, Cleansing Bars, Body Wash, Super APR (Arthritis Pain Relief), a sun care line, Body Buffing and Toning Cream.

Literature and Promotional Materials

      We also sell literature and promotional materials, including sales aids, informational videotapes and cassette recordings. In addition, we sell distributor kits (called “International Business Packs”) at a worldwide average cost of approximately $60 per kit, which an individual must purchase in order to become a distributor (except in South Korea, where there is no charge for a distributor kit). Sales of distributor kits are not subject to distributor allowances and royalty overrides. Accordingly, we receive the entire retail sales amount from the sale of distributor kits.

Product Manufacturing and Development

      We expand our product lines through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, our executives, staff, consultants and outside parties. In advance of introducing products into new markets, we retain local counsel and other representatives to investigate product formulation matters as they relate to regulatory compliance and other issues. Our products are then reformulated to suit both the regulatory and marketing requirements of the particular market. See “— Regulation.”

      All of our products are manufactured by outside companies, with the exception of China, where we have our own manufacturing facility. For a number of years, a substantial majority of our weight management products and nutritional supplements were manufactured and sold to us by subsidiaries of Global Health Sciences, Inc. (now part of Natures Bounty, Inc.). During the last two years, we have diversified our weight management products and nutritional supplements sourcing to multiple manufacturers. We have established excellent relationships with these manufacturers, including Natures Bounty, Inc., and obtained improvement in supply services, product quality and product delivery. We continue to diversify product alternatives to maximize product quality, reduce total delivered costs and to further reduce inventory levels.

Product Return and Buy-Back Policies

      In most markets, our products include a customer satisfaction guarantee. Under this guarantee, within 30 days of purchase, any customer who is not satisfied with an Herbalife product for any reason may return it or any unused portion of it to the distributor from whom it was purchased for a full refund from the distributor or credit toward the purchase of another Herbalife product. If they return the products to us on a timely basis, distributors may obtain replacements from us for such returned products. In addition, in most jurisdictions, we maintain a buy-back program pursuant to which we will repurchase products sold to a distributor provided that the distributor resigns as an Herbalife distributor, returns the product in marketable condition within twelve months of original purchase and meets certain documentation and other requirements. We believe this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing systems. See “— Regulation — Network Marketing System.” Historically, product returns and buy-backs have not been significant, averaging 1.2% of annual retail sales over the last five years, but recently have shown an increasing trend. In 2001, product returns and buy-backs increased throughout the year and averaged 2.0% of retail sales.

Network Marketing System

      Our products are distributed through a network marketing system consisting of over one million distributors as of February 2002, except in China where our sales are regulated to be conducted on a wholesale basis to local retailers. Included in the number of active distributors as of February 2002, are distributors and supervisors whose distributorships were terminated subsequent to January 31, 2002 but who may have renewed, or in the future may renew, their distributorships. This is consistent with our established internal policies and past practices.

      Distributors are generally independent contractors who purchase products directly from us or from other distributors for resale to retail consumers and other distributors. Distributors may elect to work on a full-time or part-time basis. We believe that our network marketing system appeals to a broad cross-section of people worldwide, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment, and that a majority of our distributors work on a part-time basis. We believe that our network marketing system is ideally suited to marketing our products because sales of the products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use our products themselves. We encourage our distributors to use our products and to communicate their results to their retail customers.

      Distributors’ earnings are derived from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, which are discounted 25% to 50% from suggested retail prices, depending on the distributor’s level within our distributor network, and selling our products to retail customers or to other distributors. Second, distributors who sponsor other distributors and establish their own downline organizations may earn (1) royalty overrides, 15% of product retail sales in the aggregate, (2) production bonuses, 7% of product retail sales in the aggregate and (3) President’s Team bonus, 1% of product retail sales. Our total “pay-out” on products subject to distributor royalty overrides is currently approximately 73% of our suggested retail sale price, i.e., 50% distributor allowance plus up to 23% of suggested retail sales prices in royalty overrides and other bonuses. In China, distributors are limited to earn profits from retailing our products by purchasing our products with discounts and rebates up to 46% of suggested retail price.

      Distributors earn the right to receive royalty overrides upon attaining the level of supervisor and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a distributor becomes a supervisor, he or she has an incentive to qualify, by earning specified amounts of royalty overrides, as a member of the Global Expansion Team, the Millionaire Team or the President’s Team, and thereby receive production bonuses of up to 7%. We believe that the right of distributors to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most productive distributors.

      To become a distributor, a person must be sponsored by an existing distributor, except in China where no sponsorship is allowed, and must purchase a distributor kit from us, except in South Korea, where there is no charge for a distributor kit. To become a supervisor or qualify for a higher level, distributors must achieve specified volumes of product purchases or earn certain amounts of royalty overrides during specified time periods and must re-qualify for the levels once each year. To attain supervisor status, a distributor generally must purchase, either from us or other distributors, products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. China has its own unique qualifying program. Volume points are point values assigned to each of our products that are equal in all countries and are based on the suggested retail price of U.S. products. Supervisors may then attain higher levels, which consist of the Global Expansion Team, the Millionaire Team and the President’s Team, by earning increasing amounts of royalty overrides based on purchases by distributors within their organizations. Supervisors contribute significantly to our sales and some key supervisors who have attained the highest levels within our distributor network are responsible for generating a substantial portion of our sales and for recruiting a substantial number of our distributors.

      The following table sets forth the approximate number of our supervisors at the dates indicated:

	February 28,*

	2002	2001	2000	1999	1998

Approximate Number of Supervisors	172,000	165,000	160,000	147,000	139,000

*	In February of each year, we delete from the rank of supervisor those supervisors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were deleted, but who subsequently requalified. We rely on distributors’ certifications as to the amount and source of their product purchases from other distributors. Although we apply review procedures with respect to the certifications, they are not directly verifiable by us.

      We also have two compensation and incentive programs designed to motivate distributors at both the most senior and junior levels within our distributor network. Members of the President’s Team work closely with us to develop and implement new initiatives and strategies for increasing sales and distributor productivity throughout our entire distributor organization. The President’s Team members have, under certain conditions, the opportunity to participate in the President’s Team Bonus, which for 2001 consisted of a total available awards package of approximately one percent of our 2001 total product retail sales, or approximately $16.0 million. The distribution of the President’s Team Bonus is based in part upon each President’s Team member’s participation in corporate-sponsored training and motivational events. In this manner, we attempt to involve our most senior distributors in our sales, training, motivation and strategic planning efforts. In addition to these programs, we periodically offer a variety of special promotions related to particular products or sales periods, involving special cash bonuses, vacations and other awards.

      For our most junior distributors, those who have not yet attained supervisor status, we offer a “Success Builder” program. This program permits a distributor who purchases products representing 1,000 volume points in one month to obtain a 42% distributor allowance from suggested retail prices on our products, rather than the standard 25%. In addition, in 1996, we introduced the Herbalife Advantage Program (“HAP”), which is an automatic monthly shipment program that enables our junior distributors to obtain an extra 10% distributor allowance over the standard 25%. The Success Builder and HAP programs are designed to provide incentives to distributors who are in the initial stages of building distributor organizations and to encourage them to reach supervisor status.

      We seek to expand our distributor base in each market by offering distributors attractive compensation opportunities. We believe our international sponsorship program provides a significant advantage to our distributors as compared with distributors in some other network marketing organizations. This program permits distributors in any country to sponsor distributors in other countries where we are licensed to do business and where we have obtained required product approvals. Sponsor distributors in this program earn the same level of royalty overrides and bonuses on sales that they would receive if both distributors resided in the same country.

Geographic Areas of Operations

      The following chart sets forth the countries in which we currently operate, the year operations were commenced in each country and retail sales information by country during the past five years.

		Total Retail Sales by Country
	Year
Country(1)	Entered	2001	2000	1999	1998	1997

		(In thousands)
Australia	1983	$14,699	$15,044	$18,372	$17,028	$20,644
New Zealand	1988	1,763	1,284	1,352	1,757	1,802
Hong Kong	1992	48,792	52,131	44,996	34,709	21,808
Japan	1993	304,500	406,903	518,447	547,653	525,738
Philippines	1994	5,047	2,741	1,914	1,215	1,264
Taiwan	1995	58,500	60,788	48,293	44,503	47,644
South Korea	1996	114,887	127,877	129,279	30,928	14,631
Thailand	1997	15,988	11,521	7,094	8,865	9,907
Indonesia	1998	2,434	3,087	8,160	4,018
India	1999	8,958	46,474	4,938
China(4)	2001	882

Asia/Pacific Rim		$576,450	$727,850	$782,845	$690,676	$643,438

		Total Retail Sales by Country
	Year
Country(1)	Entered	2001	2000	1999	1998	1997

		(In thousands)
United Kingdom	1984	$20,690	$15,231	$16,652	$13,794	$11,833
Israel	1989	7,309	6,912	7,951	7,076	8,132
Spain	1989	14,346	11,047	11,377	10,681	9,371
France	1990	15,523	14,076	19,262	15,523	12,913
Germany	1991	78,088	69,299	63,976	55,492	44,059
Italy	1992	105,966	101,836	121,134	99,185	65,026
Portugal	1992	10,869	9,172	8,164	5,182	3,545
Czech Republic(2)	1992	5,659	9,603	16,434	20,153	14,758
Netherlands	1993	42,306	31,508	28,803	21,095	18,188
Belgium	1994	5,096	3,101	3,117	2,484	2,310
Poland	1994	9,540	10,498	13,517	13,917	13,883
Denmark	1994	4,856	5,598	6,697	5,827	4,699
Sweden	1994	7,774	8,834	13,699	19,269	21,061
Russia(2)	1995	47,836	32,730	30,920	96,661	157,819
Switzerland	1995	15,991	15,818	27,277	28,379	17,315
Austria	1995	16,713	14,345	15,419	13,434	10,076
Norway	1995	10,938	19,416	22,602	17,458	14,822
Finland	1995	4,604	4,789	7,592	9,559	9,073
South Africa(3)	1995	13,144	18,041	23,173	19,915	13,337
Greece(2)	1996	7,661	6,250	2,976	2,224	898
Turkey	1998	2,312	3,099	1,924	5,431
Botswana(3)	1998	29	37	462	64
Lesotho(3)	1998	64	42	272	40
Namibia(3)	1998	100	206	502	250
Swaziland(3)	1998	26	37	79	5
Iceland	1999	2,076	3,092	3,466
Slovak Republic(2)	1999	1,258	1,343	1,993
Ireland	2000	945	559
Cyprus(2)	2000	3,974	4,723
Morocco(2)(4)	2001	2,342
Croatia(2)(4)	2001	1,459

Europe		$459,494	$421,242	$469,440	$483,098	$453,118

		Total Retail Sales by Country
	Year
Country(1)	Entered	2001	2000	1999	1998	1997

		(In thousands)
United States	1980	$441,665	$453,031	$416,074	$364,459	$298,661
Canada	1982	25,374	25,044	26,551	21,269	17,452
Mexico	1989	98,306	75,223	44,830	24,404	15,973
Dominican Republic	1994	317	73	90	68	127
Venezuela	1994	4,402	4,991	4,715	5,464	3,667
Argentina	1994	7,420	6,197	5,985	6,161	4,784
Brazil	1995	31,749	43,779	37,740	45,835	50,094
Chile	1997	4,059	3,744	3,162	3,403	3,379
Jamaica(2)	1999	2,902	2,186	2,076
Panama(2)	2000	1,573	1,491
Colombia(2)(4)	2001	2,457

The Americas		$620,224	$615,759	$541,223	$471,063	$394,137

Total Retail Sales		$1,656,168	$1,764,851	$1,793,508	$1,644,837	$1,490,693

(1)	We record sales data based on the country from which distributor orders are shipped by us. Sales by distributors to other distributors or retail consumers may occur in other countries, although these sales generally violate geographic limitations imposed by us on product sales.

(2)	We operate through various third party companies located in the Czech Republic, Russia, Greece, the Slovak Republic, Cyprus, Morocco, Croatia, Jamaica, Panama, and Columbia to conduct transactions in our products with the distributors.

(3)	South Africa, Botswana, Lesotho, Namibia and Swaziland sales are included in the European region.

(4)	We initiated operations in Croatia, Columbia, China and Morocco in 2001.

      Geographic Profiles and Sales Trends. We conduct business in 53 countries located in Asia/Pacific Rim, Europe and The Americas. Retail sales in those regions represented 34.8%, 27.7% and 37.5%, respectively, of our total retail sales in 2001. The countries in which we currently operate represent approximately 71% of the world’s total population.

      Historically a significant portion of our sales have been from a few large countries. In 2001 our top six countries, consisting of the US, Japan, South Korea, Mexico, Italy and Germany, accounted for approximately 69% of total retail sales. Over the most recent five years, the top six countries of each year have gone from representing approximately 77% of retail sales in 1997 to 69% of retail sales in 2001, primarily as a result of opening new countries.

      Most of our sales outside the US are done in the respective local currencies. In preparing our financial statements, we translate revenues into US dollars using average exchange rates. A movement in the exchange rates will increase or decrease revenues when translated into US dollars. Throughout the last five years, foreign currency exchange have fluctuated significantly. Compared to the prior year, 2001 retail sales declined 6%, which was comprised of a 5% decline due to the impact of weaker local currencies and a volume decline of 1%.

      After entering a new country, we have in many instances experienced an initial period of rapid growth in sales as new distributors were recruited, followed by a decline in sales. We believe that a significant factor affecting these markets has been the opening of other new markets within the same geographic region or with the same or similar language or cultural bases and the corresponding tendency of some distributors to focus their attention on the business opportunities provided by new markets instead of developing their established downline organizations in existing markets. Additionally, in some instances, we have become aware that certain sales in certain existing markets were attributable to purchasers who distributed our products in countries that had not yet been opened. When these countries were opened, the sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing markets. In determining when and where to open new markets, we will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Herbalife systems are in place to support growth.

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

      For a discussion of retail sales trends in our geographic regions in recent periods, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Report.

Product Distribution

      The global distribution system features centralized distribution and telephone ordering systems coupled with convenient storefront distributor service centers.

      Our weight management products, nutritional supplements, and some personal care products are distributed to foreign markets either from the facilities of our manufacturers or from our Los Angeles and Venray Netherlands distribution centers. Products are distributed in the United States market from our Los Angeles distribution center or from our Memphis distribution center. Products are generally transported by truck, cargo ship or plane to our international markets and are warehoused in either one of our foreign distribution centers or a contracted third party warehouse and distribution center. After arrival of the products in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. Our personal care products and colour cosmetics are predominantly manufactured in Europe and the United States. The products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by truck, ship or plane to other international markets occurs. Our major distribution warehouses have been automated with handling systems that provide for inspection of every shipment before it is sent to delivery.

      Distribution and service centers are conveniently located and attractively designed in order to encourage local distributors to meet and network with each other and learn more about our products, marketing system and upcoming events. We have a central sales ordering facility in the United Kingdom for answering and processing telephone orders from most European countries. Operators at this center are capable of conversing in 11 different languages.

Management Information, Internet and Telecommunication Systems

      In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information, internet and telecommunication systems. These systems include: (1) a centralized host computer located in Southern California, which is linked to our international markets through a dedicated wide area network that provides on-line, real-time computer connectivity and access; (2) local area networks of personal computers within our markets, serving our regional administrative staffs; (3) an international e-mail system through which our employees communicate; (4) a standardized Northern Telecom Meridian telecommunication system in most of our markets; (5) an inventory and distribution management system that has been installed in our distribution centers; and, (6) internet websites to provide a variety of online services for distributors (status of qualifications, meeting announcements, product information, application forms, educational materials and, in the US, sales ordering capabilities). These systems are designed to provide financial and operating data for management, timely and accurate product ordering, royalty override payment processing, inventory management and detailed distributor records. We intend to continue to invest in our systems in order to strengthen our operating platform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

      Products. The formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by one or more governmental agencies, including (1) the FDA, (2) the FTC, (3) the Consumer Product Safety Commission (“CPSC”), (4) the United States Department of Agriculture (“USDA”), (5) the Environmental Protection Agency (“EPA”) and (6) the United States Postal Service. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of foods, dietary supplements and OTC drugs, such as those distributed by us. FDA regulations require us and our suppliers to meet relevant good manufacturing practice (“GMP”) regulations for the preparation, packing and storage of foods and OTC drugs. GMPs for dietary supplements have yet to be promulgated but are expected to be proposed.

      The 1994 Dietary Supplement Health and Education Act (“DSHEA”) revised the provisions of the Federal Food, Drug and Cosmetic Act (“FFDCA”) concerning the composition and labeling of dietary supplements and, we believe, is generally favorable to the dietary supplement industry. The legislation creates a new statutory class of “dietary supplements.” This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements that make specified types of statements on dietary supplements, including some product performance claims, must have substantiation that the statements are truthful and not misleading.

      The majority of the products marketed by us are classified as dietary supplements under the FFDCA. The adoption of new regulations in the United States or in any of our international markets, or changes in the interpretation of existing regulations, could have a material adverse effect on us. In September 1997, the FDA issued regulations governing the labeling and marketing of dietary supplement products. The regulations cover: (1) the identification of dietary supplements and their nutrition and ingredient labeling; (2) the terminology to be used for nutrient content claims, health content claims, and statements of nutritional support; (3) labeling requirements for dietary supplements for which “high potency” and “antioxidant” claims are made; (4) notification procedures for statements on dietary supplements; and (5) premarket notification requirements for new dietary ingredients in dietary supplements.

      The notification procedures became effective in November 1997, and the new labeling requirements became effective in March 1999. We were required to revise a substantial number of our product labels by the effective date. In addition, we are required to continue our ongoing program of securing substantiation of our product performance claims and of notifying the FDA of some types of performance claims made for our products. Our substantiation program involves compiling and reviewing the scientific literature pertinent to the ingredients contained in our products. On various occasions, the FDA has sent us “courtesy letters,” objecting to some performance claims that we had proposed. Generally, in those instances, we revised our product claims to reflect the FDA’s comments.

      In January 2000, the FDA published a final rule that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to the DSHEA. Under the DSHEA, dietary supplement labeling may bear “structure/function” claims, which are claims that the products affect the structure or function of the body, without prior FDA review. They may not, without prior FDA review, bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The new final rule describes how the FDA will distinguish disease claims from structure/function claims. In February 2001, the FDA issued a notice requesting comments on the types of information that should be included in a guidance on applying the regulations on statements made for dietary supplements concerning the effect of a dietary supplement on the structure or function of the body. No guidance document has been issued to date, and we have continued our ongoing efforts to ensure that our dietary supplement product labeling complies with the requirements of the “Structure/ Function” final rule, which became effective in February of 2000.

      In addition, in some markets, including the United States, claims made with respect to weight management products, nutritional supplements, personal care products, or other Herbalife products may change the regulatory status of the products. In the United States, for example, it is possible that the FDA could take the position that claims made for some of our products place those products within the scope of an FDA “over-the-counter” (OTC) drug monograph. OTC monographs prescribe permissible ingredients and appropriate labeling language, and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. A limited number of the products sold by us are labeled as OTC monograph drugs, and we believe that we are in compliance with the applicable monographs. In the event that the FDA asserts that product claims for other products causes them to fall within the scope of OTC monographs, we would be required either to comply with the applicable monographs or to change the claims made in connection with the products. We cannot be sure that we could do so effectively, or that any changes would not adversely affect sales and marketing of an affected product.

      As a marketer of dietary and nutritional supplements and other products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, one of the ingredients in the Thermojetics® original green herbal tablet is a Chinese herb, Ma Huang, which contains naturally occurring ephedrine in small quantities. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, we offer the Thermojetics® original green herbal tablet only in the United States, except in those states in which regulations may prohibit or restrict the sale of the product. In response to potential federal regulatory proposals that may have affected the sale of the Thermojetics® original green tablets in the United States, we suspended sales of the product for approximately three months commencing in July 1995 and introduced a reformulated herbal green tablet that did not contain Ma Huang. When no regulations were proposed or issued at that time, we renewed sales of Thermojetics® original green herbal tablets in the United States in October 1995, except in those states in which regulations may prohibit or restrict the sale of the product. During the three-month suspension period, we did not experience a material change in the level of sales of the reformulated Thermojetics® green tablets versus sales of the Thermojetics® original green tablets in the recently preceding months. However, it is possible that a longer suspension period could have resulted in a decrease in sales of the reformulated Thermojetics® green tablets or other products within the Thermojetics® Weight Management System, even though the products do not contain Ma Huang. The Thermojetics® original green tablets accounted for approximately 2% of retail sales in 1999, 2000, and 2001 although the marketing of all varieties of the Thermojetics® weight management tablets and the other products in the Thermojetics® line have contributed significantly to our retail sales. We also previously offered the Thermojetics® original green herbal tablet in Canada but, in response to Canadian marketing issues and regulatory concerns, we suspended sales of the product in February 1994.

      The FDA has on record a small number of reports of adverse reactions allegedly resulting from the ingestion of Ma Huang contained in our Thermojetics® original green tablet. We have not received any communications from the FDA with respect to these reports. However, many other companies manufacture products containing various amounts of Ma Huang, and the FDA has on record hundreds of reports of adverse reactions to these products. We are a defendant in four legal actions (including two wrongful death cases) seeking to link the ingestion of Thermojetics® original green tablets with subsequent medical problems. We believe that we have substantial defenses to these actions and that the matters will not have a material financial impact on us. On April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine that are claimed to produce effects such as euphoria, heightened awareness, increased sexual sensations or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis and death. We do not market our Ma Huang product with any of these claims.

      On June 4, 1997, the FDA issued a proposed regulation for dietary supplements containing ephedrine alkaloids. The proposed regulation would prohibit dietary supplements containing eight milligrams or more of ephedrine alkaloids per serving, and would not permit the products to contain any other stimulant, diuretic or laxative ingredients. In addition, labeling of supplements would be prohibited from suggesting or recommending conditions of use that would result in an intake of eight milligrams or more of ephedrine alkaloids within a six-hour period, or a total daily intake of 24 milligrams or more. The FDA proposal would also require a warning not to take the product for more than seven days, and would prohibit the supplements from being represented, either expressly or implicitly, as being suitable for long-term uses, such as for weight loss or body building. Similarly, claims for increased energy, increased mental concentration, or enhanced well-being that encourage the consumer to take more of the product to achieve more of the purported effect would be required to be accompanied by a warning stating that taking more than the recommended serving may cause a heart attack, stroke, seizure, or death. In April 2000, the FDA issued a partial withdrawal of the June 1997 proposal, because of concerns about the factual basis for the proposal. No new proposals on ephedrine alkaloids have been issued by the agency, nor have the portions of the 1997 proposal which were not withdrawn been the subject of a final rule.

      Although tests performed by an independent laboratory indicate that our original green Thermojetics® product contains less than the eight milligrams of ephedrine alkaloids per serving permitted under the FDA proposal, we have reviewed the possible impact of the FDA proposal, if it is finalized in its current form, upon our continued marketing of our Thermojetics® original green tablet. In response to the proposal, or to a final regulation that is substantially similar to the proposal, we may be required to: (1) withdraw or reformulate our product with reduced ephedrine levels, or with a substitute for Ma Huang; (2) relabel our product with different warnings or revised directions for use; (3) not make specific statements, possibly including statements related to weight loss, with respect to any product containing Ma Huang; and/or (4) withdraw our product from the weight management program and reposition it in a different category.

      Even in the absence of an FDA final regulation, we may elect to reformulate and/or relabel our product containing Ma Huang. Although we believe that our Ma Huang product could be reformulated and relabeled, there can be no assurance in that regard. In addition, any reformulation and/or relabeling could have a material adverse effect on sales of our products containing ephedrine or any other products within the Thermojetics® Weight Management Program, which constitutes a significant portion of our weight management products, even though these products do not contain ephedrine. During 1999, 2000 and 2001, our weight management products constituted 41.3%, 42.1% and 42.7%, respectively, of our retail sales.

      In addition to Thermojetics® original green tablets, we currently distribute two other products containing ephedrine alkaloids: Thermojetics® green (refresh) tablets and Thermojetics® gold tablets. The two other products accounted for approximately 2% of retail sales in 2001. These products both contain sida cordifolia, which, like Ma Huang, is a botanical source of ephedrine alkaloids. Independent laboratory tests indicate that Thermojetics® green tablets contain less than the eight milligrams of ephedrine alkaloids per serving permitted under the 1997 FDA proposal, while Thermojetics®gold tablets contain slightly in excess of that amount. Both products are currently offered in the United States and other countries, except in those states in which regulations may prohibit or restrict the sale of the products. As with the Thermojetics® original green tablets, we have reviewed our options with respect to these products if the 1997 FDA proposal on dietary supplements containing ephedrine alkaloids is finalized in its current form, or in a form substantially similar to the 1997 proposal. The available options for these products are the same as those outlined earlier with respect to Thermojetics® original green tablets.

      With respect to state regulation of dietary supplements containing ephedrine alkaloids, in addition to the seven states that currently prohibit or restrict the sale of such products, our sales of our three ephedrine-containing products in Texas are affected by a Texas regulation that became effective on November 1, 1999. This regulation permits the sale of ephedrine-containing dietary supplements in Texas, but requires that additional information be included on the labels of all products sold in Texas. We have developed specific labels for Texas, and believe that we are in compliance with the new Texas requirements.

      As a result of increased regulatory scrutiny of products that contain ephedrine alkaloids, as well as publicity of private litigation involving alleged adverse health effects resulting from the use of such products, product liability insurance covering such products has become very difficult to obtain. Premiums for our product liability insurance increased substantially from $0.4 million in 2000 to $2.5 million in 2001. In addition, our coverage was reduced from $50 million to $40 million, and our self insured risk escalated from $0.5 million to $5.0 million. The current coverage expires on March 31, 2002. We have been advised by insurance brokers that the market for product liability in 2002 is even tighter than 2001 and consequently, we expect our premiums to increase for potentially less coverage. As product liability insurance for products that contain ephedrine alkaloids is becoming prohibitively expensive, we may discontinue selling such products.

      In December 1999, we introduced a new line of weight management products that are high in protein and low in carbohydrates. The new line, which consists of five nutritionally balanced high-protein products that are also low in carbohydrates, is called the Thermojetics® High-Protein, Low-Carb Program. The FDA has not explicitly authorized the use of a low carbohydrate claim on the label of individual food products, and therefore we have not made such a claim on the label of any of the five products that together comprise our Thermojetics® High-Protein, Low-Carb Program. We believe, however, that it is permissible to accurately describe the entire program as one that is high in protein and low in carbohydrates, and we have elected to do so by virtue of the name that we have selected for this weight management program.

      Some of the products marketed by us are considered conventional foods and are currently labeled as such. Both this category of products and dietary supplements are subject to the Nutrition, Labeling and Education Act (“NLEA”), and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product.

      In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the country’s ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek a favorable opinion of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

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

      In some countries, regulations applicable to the activities of our distributors also may affect our business because in some countries we are, or regulators may assert that we are, responsible for our distributors’ conduct. In these countries, regulators may request or require that we take steps to ensure that our distributors comply with local regulations. The types of regulated conduct include: (1) representations concerning our products; (2) income representations made by us and/or distributors; (3) public media advertisements, which in foreign markets may require prior approval by regulators; and (4) sales of products in markets in which the products have not been approved, licensed or certified for sale.

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

      We are aware that, in some of our international markets, there has been recent adverse publicity concerning products that contain substances generally referred to as “genetically modified organisms” (“GMOs”). In some markets, the possibility of health risks thought to be associated with GMOs has prompted proposed or actual governmental regulation. Some of our products contain substances that would be or might be classified as GMOs. We cannot anticipate the extent to which regulations in our markets will restrict the use of GMOs in our products or the impact of any regulations on our business in those markets. In response to any applicable regulations, we would, where practicable, attempt to reformulate our products to satisfy the regulations. We believe, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on us or our business. However, because publicity and governmental scrutiny of GMOs is a relatively new and evolving area, there can be no assurance in this regard. If a significant number of our products were found to contain GMOs and regulations in our markets significantly restricted the use of GMOs in our products, our business could be materially adversely affected.

      In addition, in certain of our markets there has been recent adverse publicity concerning infection of bovine products and by-products by Bovine Spongiform Encephalopathy (“BSE”), which may cause what is commonly referred to as “mad cow disease”. Certain of our products contain bovine products and/or by-products. We are not aware of any infection or contamination of any of our products by BSE. Should any such infection or contamination be detected, it could have a material adverse effect on our business. Further, even if no such infection or contamination is detected, adverse publicity concerning the BCE risk, or governmental or regulatory developments aimed at combating the risk of BSE contamination by regulating bovine products and/or by-products, could have a material adverse effect on our business.

      Network Marketing System. Our network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to network marketing organizations generally are directed at ensuring that product sales ultimately are made to consumers and that advancement within the organizations is based on sales of the organizations’ products rather than investments in the organizations or other non-retail sales related criteria. For instance, in some markets, there are limits on the extent to which distributors may earn royalty overrides on sales generated by distributors that were not directly sponsored by the distributor. When required by law, we obtain regulatory approval of our network marketing system or, when this approval is not required, the favorable opinion of local counsel as to regulatory compliance. Nevertheless, we remain subject to the risk that, in one or more markets, our marketing system could be found not to be in compliance with applicable regulations. Failure by us to comply with these regulations could have a material adverse effect on our business in a particular market or in general. See “Product Distribution” above.

      We also are subject to the risk of private party challenges to the legality of our network marketing system. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the “multi-level marketing” program of Omnitrition International, Inc. (“Omnitrition”) was successfully challenged in a class action by Omnitrition distributors who alleged that Omnitrition was operating an illegal “pyramid scheme” in violation of federal and state laws. We believe that our network marketing system satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case.

      We and certain of our distributors have been named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Central District of California (Jacobs v. Herbalife International, Inc. et al). The lawsuit was filed on February 19, 2002. The complaint alleges that specified marketing plans employed by the distributor defendants are illegal, and that we have permitted the use of these marketing plans and/or failed to supervise our distributors’ conduct to prevent violations of law by them. The complaint does not challenge the legality of Herbalife’s marketing system. The complaint seeks to state causes of action under RICO and various state and other federal laws. We have not yet answered the complaint. We believe that we have meritorious defenses to the allegations contained in the lawsuit. However, an adverse result in this litigation could have a material adverse effect on our financial condition and operating results.

      It is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing system. However, the regulatory requirements concerning network marketing systems do not include “bright line” rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing system could have a material adverse effect on our business. An adverse determination could: (1) require us to make modifications to our network marketing system, (2) result in negative publicity or (3) have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.

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

      Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. For example, we are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, duties, value added taxes, withholding taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed, and we will be required to litigate to reverse the assessments. We and our tax advisors believe that there are substantial defenses to the allegations that additional taxes are owing, and we are vigorously defending the additional proposed taxes. The ultimate resolution of these matters may take several years, and the outcome is uncertain.

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

      Compliance Procedures. As indicated above, Herbalife, our products and our network marketing system are subject, both directly and indirectly through distributors’ conduct, to numerous federal, state and local regulations, both in the United States and foreign markets. Beginning in 1985, we began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that distributors are prohibited from making therapeutic claims for our products.

      Our general policy regarding acceptance of distributor applications from individuals who do not reside in one of our markets is to refuse to accept the individual’s distributor application. From time to time, exceptions to the policy are made on a country-by-country basis.

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

Trademarks

      We use the umbrella trademarks Herbalife®, Thermojetics®, Dermajetics®, and have several other trademarks and tradenames registered in connection with our products and operations. Our trademark registrations are issued through the United States Patent and Trademark Office and in comparable agencies in the foreign countries. We consider our trademarks and tradenames to be an important factor in our business. We also take care in protecting the intellectual property rights of our proprietary formulas.

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

Employees

      As of December 31, 2001, we had 2,445 full-time employees. These numbers do not include our distributors, who generally are independent contractors rather than our employees. Except for some employees in Mexico and in some European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Item 2.     Properties

      We lease all of our physical properties located in the United States. Our executive offices, located in Century City, California, include approximately 120,000 square feet of general office space under lease arrangements expiring in February 2006. We lease an aggregate of approximately 160,000 square feet of office space, computer facilities and conference rooms at the Operations Center in Inglewood, California, under a lease that expires in October 2006, and approximately 150,000 square feet of warehouse space in two separate facilities located in Los Angeles and Memphis. The Los Angeles and Memphis agreements have terms through June 2006 and August 2006, respectively. We also lease warehouse, manufacturing plant and office space in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

Item 3.     Legal Proceedings

      We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters.

      In September 2000, a putative class action lawsuit was filed in the District Court, Clark County, Nevada (Tharp v. Herbalife International, Inc., et al.). A second putative class action lawsuit was filed in the same court in August 2001 (Brown v. Herbalife International Inc., et al.). The Tharp lawsuit alleges breaches of fiduciary obligations by our directors and our majority stockholder in connection with our adoption of the Preferred Share Purchase Rights Plan and the rejection of a purported offer by a third party to acquire a controlling interest in us. The Brown lawsuit similarly alleges breaches of fiduciary obligations in connection with an alleged rejection of an offer from a third party to purchase us. The plaintiffs in the lawsuits request (1) an order compelling the defendants to take steps to seek a sale of us, (2) an order enjoining the defendants in office, (3) unspecified damages, and (4) other relief. We have not yet answered either of the complaints. We believe that we have meritorious defenses to the allegations contained in the lawsuits. However, an adverse result in this litigation could have a material adverse effect on our financial condition and operating results.

      In August 2001, a lawsuit was filed by Michael Rosen, a former Executive Vice President of the Company, in the Superior Court of the State of California for the County of Los Angeles (Michael E. Rosen v. Herbalife International, Inc., and Herbalife International of America, Inc.). The complaint alleges a single cause of action for breach of an oral and implied contract for continued employment and seeks damages in excess of $15 million. The Court has set a trial date of June 11, 2002. We believe we have meritorious defenses to this lawsuit, but at the present time, we are unable to provide an evaluation of the likelihood of an unfavorable outcome or any range as to potential loss.

      We and certain of our distributors have been named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Central District of California (Jacobs v. Herbalife International, Inc., et al.). This lawsuit was filed on February 19, 2002. The complaint alleges that specified marketing plans employed by the distributor defendants are illegal, and that we have permitted the use of these marketing plans and/or failed to supervise our distributors’ conduct to prevent violations of law by them. The complaint does not challenge the legality of our marketing system. The complaint seeks to state causes of action under RICO and various state and other federal laws. We have not yet answered the complaint. We believe that we have meritorious defenses to the allegations contained in the lawsuit. However, an adverse result in this litigation could have a material adverse effect on our financial condition and operating results.

      Certain of our subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. We and our tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and we are vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and we cannot be sure of their ultimate resolution. However, an adverse outcome in these matters could have a material impact on our financial condition and operating results.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

      Our Common Stock has been quoted on the NASDAQ National Market System since April 21, 1992. We have two classes of common stock; voting class A common stock (“Class A Stock”) and non-voting class B common stock (“Class B Stock”). The Class A Stock and the Class B Stock are quoted on the NASDAQ National Market System under the symbols “HERBA” and “HERBB,” respectively. The table below sets forth, for the periods indicated, the high and low sales prices of the Class A Stock and the Class B Stock, as reported on the NASDAQ National Market System. The sales prices in the table were taken from a written summary provided to us by NASDAQ. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Class A Stock		Class B Stock

	High	Low	High	Low

2000
First Quarter	$16.25	$12.75	$16.19	$12.38
Second Quarter	15.00	8.00	14.88	7.25
Third Quarter	10.13	8.75	9.94	8.13
Fourth Quarter	9.19	7.00	8.66	6.69
2001
First Quarter	$10.00	$7.00	$8.38	$6.50
Second Quarter	10.00	7.06	8.74	6.74
Third Quarter	12.16	9.30	11.20	8.45
Fourth Quarter	14.55	9.79	13.30	9.55

      As of March 8, 2002, 11,318,498 and 20,748,662 shares of our Class A Stock and Class B Stock, respectively, were issued and outstanding and were held by 824 and 391 stockholders of record, respectively. Because a significant number of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of records. We declared and paid quarterly cash dividends aggregating $0.60 per share in each of 2001 and 2000. Total dividends paid in each of those years were $18.1 million and $17.3 million.

Item 6.     Selected Financial Data

      The selected financial data as of and for the five years ended December 31, 2001 have been derived from our audited consolidated financial statements and related notes. The selected financial and operating data should be read in conjunction with “Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the consolidated financial statements and related notes included elsewhere in this report.

	2001	2000	1999	1998	1997

	(In thousands of dollars, except per share and other data amounts)
Operations:
Retail sales	$1,656,168	$1,764,851	$1,793,508	$1,644,837	$1,490,693
Less — distributor allowances on product purchases	774,513	820,723	837,283	778,195	708,241
Handling and freight income	138,475	141,356	142,660	113,555	102,413

Net sales	1,020,130	1,085,484	1,098,885	980,197	884,865
Cost of sales	241,522	268,992	264,909	246,209	217,668
Royalty overrides	355,225	382,322	397,143	345,200	318,882

Gross profit	423,383	434,170	436,833	388,788	348,315
Marketing, distribution and administrative expenses	354,608	363,731	344,260	310,458	262,330
Buy-out transaction expenses	—	9,498	—	—	—

Operating income	68,775	60,941	92,573	78,330	85,985
Interest income — net	3,413	2,354	1,750	2,533	4,535

Income before income taxes and minority interest	72,188	63,295	94,323	80,863	90,520
Income taxes	28,875	25,318	36,314	31,132	34,850

Income before minority interest	43,313	37,977	58,009	49,731	55,670
Minority interest	725	1,058	1,086	1,233	1,003

Net income	$42,588	$36,919	$56,923	$48,498	$54,667

Share Data:
Earnings per share:
Basic	$1.40	$1.28	$1.99	$1.68	$1.81
Diluted	1.36	1.22	1.86	1.60	1.72
Cash dividends per common share	0.60	0.60	0.60	0.60	0.60
Financial Condition:
Working capital	$177,813	$145,211	$133,137	$120,623	$125,986
Total assets	470,335	416,937	415,819	348,183	314,580
Total debt	10,612	8,417	8,380	4,996	4,115
Stockholders’ equity	260,916	222,401	206,602	163,811	154,733
Other Data:
Number of Countries	53	49	46	42	36

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      We are a marketer of weight management products, nutritional supplements, and personal care products. We market and sell these products exclusively through a network of independent distributors. We have more than one million distributors marketing and selling our products in 53 countries located throughout Asia/ Pacific Rim, Europe and the Americas. The following summarizes our retail sales by region for the time periods indicated.

				Number of
				Countries
	Year Ended December 31,			Open as of
				December 31,
	2001	2000	1999	2001

	(Dollar amounts in millions)
Asia/ Pacific Rim	$576.5	$727.9	$782.8	11
Europe	459.5	421.2	469.4	31
The Americas	620.2	615.8	541.3	11

Total Retail Sales	$1,656.2	$1,764.9	$1,793.5	53

Presentation of Retail Sales

      Throughout this Report, “retail sales” represent the gross sales amounts reflected on our invoices to our distributors. We do not receive the amount reported as “retail sales,” and we do not monitor the actual retail prices charged for our products. “Net sales” represent the actual purchase prices paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices; and handling and freight income. Beginning January 1, 2001, we adopted a new accounting pronouncement, which requires handling and freight income charged to distributors to be included in net sales. We had previously netted handling income against royalty overrides and freight income against marketing, distribution and administrative expenses. There is no impact on net income and prior years have been reclassified on a comparable basis. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We receive our net sales price in cash or through credit card payments upon receipt of orders from distributors. We utilize importers in a limited number of markets and, under some circumstances, we extend credit terms to these importers. Our “gross profit” consists of net sales less (1) “cost of sales,” consisting of the prices we pay to our manufacturers for products and costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers, and similar expenses, and (2) “royalty overrides,” currently consisting of (A) royalty overrides and bonuses, which total approximately 15% and 7%, respectively, of the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (B) the President’s Team Bonus payable to some of our most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (C) other one-time incentive cash bonuses to qualifying distributors. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.

      Our use of “retail sales” in reporting financial and operating data reflects the fundamental role of “retail sales” in our accounting systems, internal controls and operations, including the basis upon which distributor bonuses are paid. The retail sales price of our products is reflected in distributor invoices as the price charged to distributors together with, in most cases, a deduction for the corresponding distributor allowance. The retail sales price is used by us to calculate, among other things, royalty overrides and “volume points” earned by distributors. Volume points are point values assigned to each of our products that are equal in all countries and are used as a supervisor qualification criteria. In addition, we rely upon “retail sales” data reflected in daily sales reports to monitor results of operations in each of our markets.

      The significance of our “net sales” is to reflect, generally, the prices actually received by us after deducting the basic distributor allowance and adding the handling and freight fees. The ratio of our “net sales” to “retail sales” is relatively constant because the distributor allowances and the handling fee historically represent approximately 50% and 7%, respectively, of the suggested retail sales prices. Accordingly, factors that affect “retail sales” generally have a corresponding and proportionate effect on “net sales.” To the extent the ratio of “net sales” to “retail sales” varies from period to period, these variances have resulted principally from sales of our distributor kits and other literature and promotional materials, for which there are no distributor allowances and increased sales of product on which we offer reduced distributor allowances.

Significant Accounting Policies

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on our financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We are required to adopt SFAS No. 142 on January 1, 2002 and as a result, annual goodwill amortization of $173,000 will be discontinued. SFAS 142 also requires us to complete a transitional goodwill impairment test. We do not believe that the adoption of SFAS 142 will have a significant impact on our financial statements.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new statement also supersedes certain aspects of Accounting Principle Board Opinion 30 (“APB No. 30”), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB No. 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied by us on January 1, 2002. We do not believe that the adoption of SFAS 144 will have a significant impact on our financial statements.

      In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products. In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which provides guidance on the income statement classification of consideration from a vendor to a reseller in connection with the reseller’s purchase of the vendor’s products or to promote sales of the vendor’s products. This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. We provide distributors with discounts on product purchases and classifies these discounts as a reduction of revenue. We are currently assessing whether the implementation of this guidance will result in any income statement reclassifications. EITF Issue No. 00-25 and EITF Issue No. 01-09 are both effective for us on January 1, 2002.

      Our accounting policies are described in Note 2 to the Notes to Consolidated Financial Statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the US, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

      Allowances for product returns are provided at the time the product is shipped. This accrual is based upon historic trends and experience. If the actual product returns differ from past experience, changes in the allowances are made.

      Our receivables consist of receivables from credit card companies, arising from the sale of product to our distributors, and receivables from importers. The estimate for the amount of allowance for doubtful accounts, related to these receivables, is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the debtor may have an inability to meet its financial obligations. In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific allowance against amounts due to reduce the receivable to the amount that is expected to be collected. These specific allowances are reevaluated and adjusted as additional information is received that impacts the amount provided. Second, an allowance is established for all debtors based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change, our estimates of the recoverability of amounts due to us could be changed.

      We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

      We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome in these matters could have a material impact on our financial condition and operating results.

      Deferred income tax assets have been established for net operating loss carryforwards of certain foreign subsidiaries and reduced by a valuation allowance. The net operating loss carryforwards expire in varying amounts over a future period of time. Realization of the income tax carryforwards are dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could change if estimates of future taxable income during the carryforward period are adjusted.

Results of Operations

      Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to attract and retain new distributors, enter new markets and to introduce additional and new products into our markets.

      Year Ended December 31, 2001 Compared to Year Ended December 31, 2000. Retail sales for year ended December 31, 2001 decreased 6.2% to $1,656.2 million, as compared to retail sales of $1,764.9 million in the prior year.

      Retail sales in Asia/ Pacific Rim decreased $151.4 million, or 20.8%, during 2001 as compared to the prior year. In local currency, retail sales for Asia/ Pacific Rim decreased by 11.7%. The region’s decrease in retail sales in 2001 was primarily due to sales decreases in Japan and India of $102.4 million and $37.5 million, or 25.2% and 80.7%, respectively, as compared to the prior year. In local currency, retail sales in Japan decreased 15.7%, primarily due to volume declines resulting from a decrease of consumer demand and increased competition. The decline in India reflects an initial period of rapid growth in its first year of operation followed by a retrenchment to a more sustainable sales level.

      Retail sales in Europe increased $38.3 million, or 9.1%, in 2001 as compared to the prior year. In local currency, retail sales for Europe increased 13.7%. The increase in the region’s retail sales was primarily due to sales increases in Germany, Netherlands and Russia of $8.8 million, $10.8 million and $15.1 million, or 12.7%, 34.3% and 46.2%, respectively, as compared to the prior year.

      Retail sales in The Americas increased $4.4 million, or 0.7%, in 2001 as compared to the prior year. In local currency, retail sales for The Americas increased by 2.3%. The increase in the region’s retail sales was primarily due to increases in Mexico of $23.1 million, or 30.7%, as compared to the prior year. Partially offsetting the increase in Mexico were retail sales decreases in Brazil and the U.S. of $12.0 million and $11.4 million, or 27.5% and 2.5%, respectively, as compared to the prior year.

      Retail sales of weight management products, nutritional supplements and personal care products decreased 4.6%, 3.4% and 11.2% respectively, in 2001, as compared to the prior year. The decreases were primarily due to the unfavorable impact from a stronger US dollar, the volume decline in Japan, and other factors identified in the geographical segments previously discussed. The discontinuation of certain personal care products also contributed to the decrease in retail sales of personal care products. Product returns of all product segments are included in the literature, promotional and other category. Sales within the literature, promotional and other category decreased by 49.8% in 2001, as compared to the prior year, and the decrease was primarily due to an increase in product returns.

      Gross profit of $423.4 million for 2001 was $10.8 million, or 2.5%, lower than gross profit of $434.2 million in the prior year. As a percentage of retail sales, gross profit for 2001 as compared to the same period in the prior year increased from 24.6% to 25.6%. The increase in gross profit as a percentage of retail sales was primarily due to product cost savings attributed to new supply contracts initiated in 2001.

      Marketing, distribution and administrative expenses, as a percentage of retail sales, were 21.4% for 2001 as compared to 20.6% for 2000. These expenses for the same periods decreased 2.5% to $354.6 million from $363.7 million in the prior year. The decrease was due to cost cutting initiatives in corporate functions and international distribution centers and favorable impact on expenses due to a stronger U.S. dollar. When translating expenses incurred by our foreign subsidiaries into U.S. dollars, a stronger U.S. dollar will result in a lower amount of expense measured in U.S. dollars. Included in the 2001 expenses were $0.5 million in transaction losses related to foreign currency fluctuations, charges of $9.4 million in severance and related expenses and $9.3 million for sales tax and other non-income tax contingencies. Included in the 2000 expenses were $7.7 million in transaction losses related to foreign currency fluctuations, partially offset by a $5 million gain related to a key-man life insurance policy.

      In 2000, we recorded a one-time charge of $9.5 million, equivalent to $0.18 per diluted share, relating to fees and expenses in connection with the termination of a proposed buy-out transaction.

      The effect of unfavorable foreign currency fluctuations on net income per diluted share was $0.30 and was mainly due to the Japanese Yen and the Korean Won. The Japanese Yen and the Korean Won weakened against the U.S. dollar in 2001, as compared to the exchange rates in effect during 2000. The effect of foreign currency changes of this nature in countries other than Japan and South Korea was not material to our operations.

      Income taxes of $28.9 million for 2001 increased from $25.3 million in the prior year. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both 2000 and 2001. During 2001, we restructured certain of our operations resulting in the U.S. performing additional functions for some of the foreign affiliates. In addition, U.S. expenses associated with both foreign and domestic activities decreased from 2000 to 2001. As a result, the percentage of worldwide income reported as domestic increased to 69.2% in 2001 from 22.4% in 2000.

      Net income for 2001 increased 15.4% to $42.6 million from $36.9 million reported in the prior year, despite the 6.2% decrease in retail sales. The increase was primarily due to: (1) the realization of product cost savings; (2) cost-cutting initiatives in corporate functions and international distribution centers and (3) the one-time charge relating to the terminated buyout transaction in 2000.

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

      Retail sales in Asia/ Pacific Rim decreased $55.0 million, or 7.0%, during 2000 as compared to the prior year. In local currency, retail sales for Asia/ Pacific Rim decreased by 10%. The region’s decrease in retail sales in 2000 was primarily due to decreases in Japan of $111.5 million, or 22%, compared to the prior year. In local currency, retail sales in Japan decreased 25%, primarily due to the result of weak consumer demand and competition. Partially offsetting the decrease were retail sales increases in India, Taiwan and Hong Kong of $41.5 million, $12.5 million and $7.1 million, respectively, as compared to the prior year. Within these markets, we began to initiate actions which we believe would have an impact on the declining sales trends.

      Retail sales in Europe decreased $48.2 million, or 10.3%, in 2000 as compared to the prior year. In local currency, retail sales for Europe increased 1.7%. The decrease in the region’s retail sales was mainly due to the unfavorable effect of currency translation in the region. Partially offsetting the decrease was a retail sales increase in Germany of $5.3 million, or 8.3%. In local currency, retail sales in Italy decreased by 2.5% and retail sales in Germany increased by 25.8%.

      Retail sales in the Americas increased $74.5 million, or 13.8%, in 2000 as compared to the prior year. There were no significant currency fluctuations in the region. The region’s sales growth was primarily due to retail sales increases in the United States of $37.0 million, or 8.9%, and in Mexico of $30.4 million, or 67.8%.

      Retail sales of weight management products and personal care increased 0.2% and 1.3%, respectively, in 2000, as compared to the prior year. Retail sales of nutritional supplements decreased by 4.5%, as compared to the prior year. The increase in weight management product sales was primarily due to the introduction of the Thermojetics® high-protein low-carb program in The Americas. Personal care product sales increased primarily due to new product introductions in the Asia/ Pac Rim region. Nutritional supplement sales declined primarily due to a sales decline in Japan and the unfavorable impact from the weakening European currency as described above. Prior year amounts for retail sales by product line have been reclassified to conform with current year presentation.

      Gross profit of $434.2 million for 2000 was $2.6 million, or 0.6%, lower than gross profit of $436.8 million in the prior year. As a percentage of retail sales, gross profit for 2000 as compared to the same period in the prior year increased from 24.4% to 24.6%. The increase in gross profit as a percentage of retail sales was primarily due to a special distributor incentive paid in 1999, which was not repeated in 2000.

      Marketing, distribution and administrative expenses, as a percentage of retail sales, were 20.6% for 2000 as compared to 19.2% for the same period in 1999. These expenses for the same periods increased 5.6% to $363.7 million from $344.3 million in the prior year. The increase includes the effect of our continuing investment in corporate and operational support and enhanced product distribution capabilities. Partially offsetting the increases was a gain related to a key-man life insurance policy of $5 million and a decrease in total executive compensation.

      In 2000, we recorded a one-time charge of $9.5 million, equivalent to $0.18 per diluted share, relating to fees and expenses in connection with the termination of a proposed buy-out transaction.

      The Japanese Yen and the Korean Won strengthened against the U.S. dollar during 2000, as compared to the exchange rates in effect during 1999. The favorable effect of the stronger Japanese Yen and Korean Won on our net income per diluted share was approximately $0.15. Most of the European currencies weakened against the U.S. dollar as compared to the exchange rates in effect during 1999. The unfavorable effect of weaker European currencies on our net income per diluted share was approximately $0.21. The effect of foreign currency changes of this nature in countries other than Japan, South Korea and Europe was not material to our operations.

      Income taxes of $25.3 million for 2000 decreased from $36.3 million in 1999. As a percentage of pre-tax income, income taxes increased to 40% in 2000 from 38.5% in 1999. For the year ended December 31, 2000, a majority of our income before income taxes came from sources outside the United States and was subject to tax in the respective countries in which we operate. When that income is returned to the United States, it is generally subject to foreign withholding taxes, which increases the Company’s effective income tax rate. The foreign income is subject to U.S. income taxes. Foreign tax credits help reduce the U.S. tax on that income.

      Net income for 2000 decreased 35.1% to $36.9 million from $56.9 million reported in 1999. The decrease was primarily due to: (1) decreases in retail sales; (2) increase in marketing, distribution and administration expenses; and (3) the one time pre-tax charge of $9.5 million related to the terminated proposed buy-out transaction. Excluding the one-time charge, net income for 2000 would have been $42.6 million or $1.40 per diluted share, equal to an increase of $0.18 per diluted share higher than actual net income per diluted share reported.

Liquidity and Capital Resources

      We historically have met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash provided by operating activities. Our principal source of liquidity is our operating cash flows. A substantial decrease in sales of our products would reduce the availability of funds.

      For the year ended December 31, 2001, net cash provided by operating activities was $95.5 million, compared to $46.1 million in 2000. The increase resulted primarily from increases in net income, reductions in inventory, and increases in accrued expenses and compensation. The increase was partially offset by decreases in royalty overrides payable.

      Capital expenditures for 2001 were $14.8 million compared to $25.4 million in 2000 and $32.6 million in 1999. The majority of the 2001 expenditures resulted from investment in management information systems, office facilities and equipment in the United States. In 2002, we expect to incur about $17 million in similar types of investments.

      We declared and paid cash dividends of $0.60 per share in 2001, 2000 and 1999. Total dividends in each of those years were $18.1 million, $17.3 million and $17.1 million, respectively.

      In connection with our entry into each new market, we fund inventory requirements and typically establish either a full-service distribution center, sales office, fulfillment center or compliance office, or a combination of the foregoing. We are planning minimal market expansion activities for the year 2002. Although the capital requirements associated with entry into new markets vary, we expect that the amount required for pre-opening expenses, capital expenditures and other operating cash flow needs associated with our new market expansion activities in year 2002 will not be significant.

      As of December 31, 2001, we had $177.8 million in working capital. Cash, cash equivalents and marketable securities were $201.2 million at December 31, 2001 compared to $140.3 million at December 31, 2000.

      On May 21, 2001, the estate of Mark Hughes (“the Estate”) exercised 1.9 million stock options. A short-term full recourse loan in the amount of $13,625,000 was issued to the Estate to finance the exercise. The loan balance as of June 30, 2001 was $13,732,000 including interest at a rate of 7% per annum. The outstanding balance was paid in full on July 3, 2001.

      As of December 31, 2001, we had $15.4 million of credit facilities which supported letters of credit, guarantees and borrowings. As of December 31, 2001, we had $1.2 million of letters of credit, $2.7 million of guarantees, and $6.6 million of borrowings outstanding.

      The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due

							2007 and
	Total	2002	2003	2004	2005	2006	Thereafter

Bank Loans and Contracts Payable(1)	$7,173,000	$7,173,000	—	—	—	—	—
Capital Lease Obligations(1)(2)	3,654,000	2,385,000	$1,102,000	$167,000	—	—	—
Operating Leases(2)	42,217,000	13,412,000	11,037,000	7,995,000	$6,640,000	$2,606,000	$527,000

Total	$53,044,000	$22,970,000	$12,139,000	$8,162,000	$6,640,000	$2,606,000	$527,000

(1)	See Note 4 to the Consolidated Financial Statements.

(2)	See Note 5 to the Consolidated Financial Statements.

      We also have commitments associated with outstanding letters of credit and guarantees. Since commitments associated with letters of credits and guarantees may expire unused, the amounts shown do not necessarily reflect the actual cash funding requirements, if any.

	Amount of Commitment Expiration per Period

	Total	2002	2005	2006

Letters of Credit	$1,207,000	$1,207,000	—	—
Guarantees	2,738,000	2,350,000	$1,000	$387,000

Total	$3,945,000	$3,557,000	$1,000	$387,000

      In addition to the commitments noted above, we have several retirement plans for which we have recorded a long-term compensation liability of $35.7 million as of December 31, 2001. We have established an irrevocable trust whose assets are not intended to be reachable by our creditors, and a “rabbi trust” whose assets will be used to pay the benefits if we remain solvent, but can be reached by our creditors if we become insolvent. The values of the assets in the irrevocable trust and the “rabbi trust” were $7.3 million and $35.9 million, respectively, as of December 31, 2001. Please see Notes 6 and 7 to the Consolidated Financial Statements for a description of these plans. As these amounts will be paid to employees upon retirement or in some cases upon termination of employment, the period in which these benefits will be paid cannot be determined.

      We have not been subjected to material price increases by our suppliers for several years. We believe that we have the ability to respond to a portion or possibly all of any price increases by raising the price of our products. The majority of our purchases from our suppliers generally are made in U.S. dollars, while sales to distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. From time to time, we enter into foreign exchange forward contracts and option contracts to mitigate the risk.

      On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a single European Currency — the euro. The conversion rates were fixed and, beginning in January 2002, new euro-denominated bills and coins were issued, and existing currencies are in the process of being withdrawn from circulation. We have successfully concluded all the necessary changes to our information and business systems to address the euro conversion.

      We believe that we will be able to meet our capital expenditures for the foreseeable future with internally generated funds. However, we may in the future periodically utilize additional financing for working capital or other purposes.

      For a discussion of certain contingencies that may impact liquidity and capital resources, you should see “Note 9, Contingencies,” in our Consolidated Financial Statements included in this Report.

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

      Foreign exchange option contracts are used primarily to hedge Yen-denominated and Mexican Peso-denominated intercompany sales made by Herbalife International of America, Inc. to the Company’s Japanese and Mexican subsidiaries and to hedge Euro denominated sales made by Herbalife International of Europe, Inc. to the Company’s distributors. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. The Company has guidelines that establish a net $5 million limit on the amount of annual option premiums. The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. In some instances, The Company sells (writes) foreign currency call options to finance the purchase of put options, which gives the counterparty the right, but not the obligation to buy foreign currency from the Company at a specified strike rate. These contracts serve to limit the benefit the Company would otherwise derive from strengthening of the foreign currency beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options. The fair value of option contracts are based on third-party bank quotes.

      The following table provides information about the details of our option contracts:

		Average	Fair	Maturity
Foreign Currency	Coverage	Strike Price	Value	Date

At December 31, 2001
Purchased Puts (Company May Sell Yen/ Buy USD)
Japanese Yen	$9,000,000	115.30 - 116.18	$1,022,000	Jan. - Mar. 2002
Japanese Yen	9,000,000	114.56 - 115.43	1,042,000	Apr. - Jun 2002

	$18,000,000		$2,064,000

Written Calls (Counterparty May Buy Yen/ Sell USD)
Japanese Yen	$9,000,000	109.00 - 111.50	—	Jan. - Mar. 2002
Japanese Yen	9,000,000	109.00 - 111.50	(2,000)	Apr. - Jun 2002

	$18,000,000		$(2,000)

		Average	Fair	Maturity
Foreign Currency	Coverage	Strike Price	Value	Date

At December 31, 2000
Purchased Puts (Company May Sell Yen/ Buy USD)
Japanese Yen	$18,000,000	107.55 - 108.30	$909,000	Jan. - Mar. 2001

Written Calls (Counterparty May Buy Yen/ Sell USD
Japanese Yen	$18,000,000	104.10 - 104.60	$5,000	Jan. - Mar. 2001

Purchased Puts (Company May Sell Euro/ Buy USD)
Euro	$5,328,000	0.8880	$1,000	Jan. 2001
Euro	5,334,000	0.8890	16,000	Feb. 2001

	$10,662,000		$17,000

      Foreign exchange forward contracts are occasionally used to hedge non-functional currency advances between subsidiaries and bank loans. We also use foreign exchange contracts to hedge non-functional currency purchase commitments. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts are based on third-party bank quotes.

      The table below describes the forward contracts that were outstanding:

		Forward
Foreign Currency	Contract Date	Position	Maturity Date	Contract Rate	Fair Value

At December 31, 2001
Buy Israeli Shekel/ Sell British Pound	12/13/2001	$930,000	06/20/2002	6.1175	$897,000
Buy British Pound/ Sell Israel Shekel	12/17/2001	912,000	06/20/2002	6.2400	927,000
Buy US Dollar/ Sell British Pound	12/17/2001	956,000	06/20/2002	1.4428	950,000
Buy US Dollar/ Sell Indian Rupee	12/28/2001	1,864,000	11/29/2002	51.1400	1,851,000
At December 31, 2000
Buy Deutsche Mark/ Sell USD	9/11/2000	$1,070,000	Jan. - Aug. 2001	2.23 - 2.26	$1,156,000
Buy French Francs/ Sell USD	9/11/2000	624,000	Jan. - Jul. 2001	7.5 - 7.56	674,000
Buy Italian Lire/ Sell USD	9/11/2000	5,841,000	Jan. - Aug. 2001	2,216 - 2,235	6,325,000
Buy French Francs/ Sell British Pound	4/13/2000	1,533,000	3/30/2001	10.6874	1,568,000
Buy Italian Lire/ Sell British Pound	6/23/2000	1,473,000	6/15/2001	3,034	1,452,000

      We periodically utilize bank debt at certain foreign subsidiaries to reduce the impact of foreign currency movements on the subsidiary’s operating results. At December 31, 2001, our foreign subsidiaries had $6,566,000 of outstanding bank debt.

      All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At December 31, 2001, the total amount of cash held by foreign subsidiaries, primarily in Japan and Korea, was $69.2 million, of which $11.2 million was maintained or invested in U.S. dollars.

      Interest Rate Risk. We currently maintain an investment portfolio of high-quality marketable securities. According to our investment policy, we may invest in taxable and tax-exempt instruments including asset-backed securities. In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. All securities are classified as available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not use derivative instruments to hedge our investment portfolio.

      All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term and mainly consist of investments in state and municipal bonds. The fair value of cash equivalents and investments are based on dealer quotes.

      The following table lists our cash equivalents and short-term investments at December 31, 2001 and December 31, 2000:

	December 31, 2001			December 31, 2000

	Average		Fair	Average		Fair
	Interest Rate	Cost	Value	Interest Rate	Cost	Value

Cash equivalents	1.42%	$103,931,000	$103,931,000	4.18%	$9,348,000	$9,347,000
Short-term investments	1.80%	21,923,000	21,944,000	4.20%	29,904,000	29,914,000

		$125,854,000	$125,875,000		$39,252,000	$39,261,000

Item 8.     Financial Statements and Supplementary Data

      Our financial statements and notes thereto and the report of Deloitte & Touche LLP, independent auditors, are set forth in the Index to Financial Statements at Item 14 and incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information called for by Item 10 of Form 10-K is set forth under the headings “Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2002 annual meeting of stockholders, which is incorporated herein by reference.

Item 11.     Executive Compensation

      Information called for by Item 11 of Form 10-K is set forth under the headings “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in our 2002 proxy statement, which is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information called for by Item 12 of Form 10-K is set forth under the heading “Beneficial Ownership of Common Stock” in our 2002 proxy statement, which is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      Information called for by Item 13 of Form 10-K is set forth under the heading “Certain Relationships and Related Transactions” in our 2002 proxy statement, which is incorporated herein by reference.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K:

1.	Financial Statements. The following financial statements of Herbalife International, Inc. are filed as part of this Form 10-K on the pages indicated:

HERBALIFE INTERNATIONAL, INC. AND SUBSIDIARIES

Page
No.

Independent Auditors’ Report	33
Consolidated Balance Sheets as of December 31, 2001 and 2000	34
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999	35
Consolidated Statements of Changes In Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999	36
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	37
Notes to Consolidated Financial Statements	38-60

2.	Schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K.

      None.

HERBALIFE INTERNATIONAL, INC. AND SUBSIDIARIES

Page
No.

Independent Auditors’ Report	33
Consolidated Balance Sheets as of December 31, 2001 and 2000	34
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999	35
Consolidated Statements of Changes In Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999	36
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	37
Notes to Consolidated Financial Statements	38-60

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of Herbalife International, Inc.:

      We have audited the accompanying consolidated balance sheets of Herbalife International, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Los Angeles, California

February 19, 2002

HERBALIFE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	Notes	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	2	$179,237,000	$110,336,000
Marketable securities	2	21,944,000	29,914,000
Receivables, net of allowance for doubtful accounts of $1,466,000 (2001) and $3,968,000 (2000), respectively, including related party receivables of $736,000 (2001) and $1,950,000 (2000)	2,6,8	27,609,000	24,600,000
Inventories	2,3	72,208,000	99,332,000
Prepaid expenses and other current assets		14,379,000	8,788,000
Deferred income taxes	2,13	27,741,000	28,459,000

Total current assets		343,118,000	301,429,000

PROPERTY — at cost:	2,5
Furniture and fixtures		18,900,000	18,585,000
Equipment		90,440,000	78,468,000
Leasehold improvements		32,393,000	29,646,000

		141,733,000	126,699,000
Less accumulated depreciation and amortization		(81,026,000)	(65,049,000)

		60,707,000	61,650,000

DEFERRED COMPENSATION ASSETS	6,7	43,221,000	31,313,000
OTHER ASSETS including related party receivables of $91,000 (2000)	8	2,922,000	6,527,000
DEFERRED INCOME TAXES	2,13	16,831,000	13,077,000
GOODWILL AND INTANGIBLE ASSETS net of accumulated amortization of $2,119,000 (2001) and $1,946,000 (2000)	2	3,536,000	2,941,000

TOTAL		$470,335,000	$416,937,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	2	$19,793,000	$18,791,000
Royalty overrides	2	58,202,000	68,996,000
Accrued compensation		22,712,000	17,458,000
Accrued expenses		36,203,000	28,375,000
Dividends payable		4,720,000	4,372,000
Current portion of contracts payable and bank loans	4,5	9,395,000	7,013,000
Advance sales deposits	2	5,800,000	6,175,000
Income taxes payable	2,9,13	8,480,000	5,038,000

Total current liabilities		165,305,000	156,218,000

NON-CURRENT LIABILITIES:
Contracts payable, net of current portion	4,5	1,217,000	1,404,000
Deferred compensation liability	6,7	35,678,000	28,964,000
Other non-current liabilities		5,548,000	5,732,000

Total liabilities		207,748,000	192,318,000

MINORITY INTEREST	2,8	1,671,000	2,218,000

COMMITMENTS AND CONTINGENCIES	5,6,7,9
STOCKHOLDERS’ EQUITY:	10
Class A Common Stock, $0.01 par value; 33,333,333 shares authorized, 11,212,696 (2001) and 10,150,666 (2000) shares issued and outstanding		112,000	102,000
Class B Common Stock, $0.01 par value; 66,666,667 shares authorized, 20,293,759 (2001) and 18,994,447 (2000) shares issued and outstanding		203,000	190,000
Paid-in capital in excess of par value		77,717,000	58,860,000
Retained earnings		194,415,000	170,259,000
Accumulated other comprehensive loss	2,12	(11,531,000)	(7,010,000)

Total stockholders’ equity		260,916,000	222,401,000

TOTAL		$470,335,000	$416,937,000

See the accompanying notes to consolidated financial statements.

HERBALIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2001, 2000 and 1999

	Notes	2001	2000	1999

Retail sales	2	$1,656,168,000	$1,764,851,000	$1,793,508,000
Less — distributor allowances on product purchases	2	774,513,000	820,723,000	837,283,000
Handling and freight income		138,475,000	141,356,000	142,660,000

Net sales	2	1,020,130,000	1,085,484,000	1,098,885,000
Cost of sales	8	241,522,000	268,992,000	264,909,000
Royalty overrides	2	355,225,000	382,322,000	397,143,000
Marketing, distribution and administrative expenses	2,12	354,608,000	363,731,000	344,260,000
Buy-out transaction expenses		—	9,498,000	—
Interest income — net		3,413,000	2,354,000	1,750,000

Income before income taxes and minority interest		72,188,000	63,295,000	94,323,000
Income taxes	2,9,13	28,875,000	25,318,000	36,314,000

Income before minority interest		43,313,000	37,977,000	58,009,000
Minority interest	2,8	725,000	1,058,000	1,086,000

NET INCOME		$42,588,000	$36,919,000	$56,923,000

EARNINGS PER SHARE:	2,10
Basic		$1.40	$1.28	$1.99
Diluted		$1.36	$1.22	$1.86
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic		30,422,000	28,827,000	28,603,000
Dilutive effect of stock options		828,000	1,526,000	1,976,000

Diluted		31,250,000	30,353,000	30,579,000

See the accompanying notes to consolidated financial statements.

HERBALIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2000 and 1999

			Paid in
			Capital in
	Common	Common	Excess of	Retained
	Stock A	Stock B	Par Value	Earnings

Balance at January 1, 1999	$100,000	$186,000	$54,823,000	$110,941,000
Issuance of 21,831 shares of Class A Common Stock and 46,663 Shares of Class B Common Stock under the 1991 Stock Option Plan & other	—	1,000	469,000	(1,000)
Additional capital from tax benefit of 1991 stock option plan			98,000
Net income				56,923,000
Translation adjustments
Unrealized loss on marketable securities
Total comprehensive income
Cash dividends declared				(17,151,000)

Balance at December 31, 1999	$100,000	$187,000	$55,390,000	$150,712,000
Issuance of 148,328 shares of Class A Common Stock and 344,711 Shares of Class B Common Stock under the 1991 Stock Option Plan & other	2,000	3,000	3,403,000	(14,000)
Additional capital from tax benefit of 1991 stock option plan			67,000
Net income				36,919,000
Translation adjustments
Unrealized gain on marketable securities
Total comprehensive income
Cash dividends declared				(17,358,000)

Balance at December 31, 2000	$102,000	$190,000	$58,860,000	$170,259,000
Issuance of 1,061,859 shares of Class A Common Stock and 1,298,965 Shares of Class B Common Stock under the 1991 Stock Option Plan & other	10,000	13,000	17,434,000	10,000
Additional capital from tax benefit of 1991 stock option plan			1,423,000
Net income				42,588,000
Translation adjustments
Unrealized gain on marketable securities
Cumulative effect of accounting change
Net change in derivative instruments
Total comprehensive income
Cash dividends declared				(18,442,000)

Balance at December 31, 2001	$112,000	$203,000	$77,717,000	$194,415,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other	Total
	Comprehensive	Stockholder’s	Comprehensive
	Income	Equity	Income

Balance at January 1, 1999	$(2,239,000)	$163,811,000
Issuance of 21,831 shares of Class A Common Stock and 46,663 Shares of Class B Common Stock under the 1991 Stock Option Plan & other		469,000
Additional capital from tax benefit of 1991 stock option plan		98,000
Net income		56,923,000	$56,923,000
Translation adjustments	2,477,000	2,477,000	2,477,000
Unrealized loss on marketable securities	(25,000)	(25,000)	(25,000)

Total comprehensive income			$59,375,000

Cash dividends declared		(17,151,000)

Balance at December 31, 1999	$213,000	$206,602,000
Issuance of 148,328 shares of Class A Common Stock and 344,711 Shares of Class B Common Stock under the 1991 Stock Option Plan & other		3,394,000
Additional capital from tax benefit of 1991 stock option plan		67,000
Net income		36,919,000	$36,919,000
Translation adjustments	(7,229,000)	(7,229,000)	(7,229,000)
Unrealized gain on marketable securities	6,000	6,000	6,000

Total comprehensive income		—	$29,696,000

Cash dividends declared		(17,358,000)

Balance at December 31, 2000	$(7,010,000)	$222,401,000
Issuance of 1,061,859 shares of Class A Common Stock and 1,298,965 Shares of Class B Common Stock under the 1991 Stock Option Plan & other		17,467,000
Additional capital from tax benefit of 1991 stock option plan		1,423,000
Net income		42,588,000	$42,588,000
Translation adjustments	(6,817,000)	(6,817,000)	(6,817,000)
Unrealized gain on marketable securities	12,000	12,000	12,000
Cumulative effect of accounting change	909,000	909,000	909,000
Net change in derivative instruments	1,375,000	1,375,000	1,375,000

Total comprehensive income		—	$38,067,000

Cash dividends declared		(18,442,000)

Balance at December 31, 2001	$(11,531,000)	$260,916,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,588,000	$36,919,000	$56,923,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,056,000	15,693,000	14,001,000
Deferred income taxes	(3,036,000)	(8,889,000)	(4,081,000)
Unrealized foreign exchange loss (gain)	383,000	2,702,000	(572,000)
Minority interest in earnings	725,000	1,058,000	1,086,000
Other	515,000	882,000	90,000
Changes in operating assets and liabilities:
Receivables	(3,867,000)	4,116,000	13,155,000
Inventories	24,154,000	(2,937,000)	(12,003,000)
Prepaid expenses and other current assets	(5,542,000)	(70,000)	6,635,000
Accounts payable	2,135,000	(1,564,000)	7,401,000
Royalty overrides	(8,206,000)	7,809,000	5,832,000
Accrued expenses and accrued compensation	15,557,000	(8,675,000)	11,209,000
Advance sales deposits	(163,000)	(2,195,000)	948,000
Income taxes payable	5,452,000	(478,000)	(15,160,000)
Deferred compensation liability	6,714,000	1,770,000	9,950,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	95,465,000	46,141,000	95,414,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(10,940,000)	(24,952,000)	(30,743,000)
Proceeds from sale of property	145,000	149,000	65,000
Net changes in marketable securities	7,981,000	(28,751,000)	3,998,000
Other assets	(1,644,000)	6,970,000	(6,967,000)
Deferred compensation assets	(11,908,000)	(3,384,000)	(9,870,000)

NET CASH USED IN INVESTING ACTIVITIES	(16,366,000)	(49,968,000)	(43,517,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(18,094,000)	(17,285,000)	(17,148,000)
Distributions to minority interest	(1,272,000)	(1,452,000)	(1,063,000)
Additions to bank loans and contracts payable	1,903,000	2,392,000	3,304,000
Principal payments on bank loans and contracts payable	(3,460,000)	(1,128,000)	(1,603,000)
Exercise of stock options	17,467,000	3,394,000	469,000

NET CASH USED IN FINANCING ACTIVITIES	(3,456,000)	(14,079,000)	(16,041,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS	(6,742,000)	(10,038,000)	1,703,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,901,000	(27,944,000)	37,559,000
CASH AND CASH EQUIVALENTS AT JANUARY 1	110,336,000	138,280,000	100,721,000

CASH AND CASH EQUIVALENTS AT DECEMBER 31	$179,237,000	$110,336,000	$138,280,000

CASH PAID DURING THE YEAR:
Interest Paid	$1,079,000	$1,109,000	$1,812,000

Income Taxes Paid	$28,693,000	$31,026,000	$47,428,000

NON-CASH ACTIVITIES:
Acquisitions of property from capital leases	$3,811,000	$431,000	$1,864,000

See the accompanying notes to consolidated financial statements.

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General

      Herbalife International, Inc. and its subsidiaries (the “Company”) market weight management products, nutritional supplements and personal care products worldwide. The Company’s products are marketed through a network marketing system in which “distributors” who are generally independent contractors, purchase products for resale to retail consumers and other distributors. As of December 31, 2001, the Company conducted business in 53 countries. In the Company’s foreign markets, distributors market the same, or essentially the same, products as those sold in the United States and in fundamentally the same manner.

2.     Summary of Significant Accounting Policies

Consolidation Policy

      The consolidated financial statements include the accounts of the Company and its subsidiaries; all significant intercompany transactions and accounts have been eliminated.

Translation of Foreign Currencies

      Foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Transaction losses, which include the cost of forward exchange and option contracts, were $549,000, $7,661,000 and $7,417,000 in the years ended December 31, 2001, 2000 and 1999, respectively, and are included in marketing, distribution and administrative expenses in the accompanying consolidated statements of income.

Forward Exchange Contracts and Option Contracts

      The Company enters into forward exchange contracts and option contracts in managing its foreign exchange risk on sales to distributors, purchase commitments denominated in foreign currencies, intercompany transactions and bank loans. The Company does not use the contracts for trading purposes.

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value is recognized concurrently in earnings. As of January 1, 2001, the Company recorded a net gain of $909,000 ($545,000 net of tax) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS 133, and represents the difference between the carrying value and the fair value of such instruments at January 1, 2001.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of money market accounts and foreign

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and domestic bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

Marketable Securities

      The Company’s marketable securities are classified as “available for sale.” Fluctuations in fair value are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Marketable securities are comprised primarily of tax-exempt municipal bonds.

Accounts Receivable

      Accounts receivable consist principally of receivables from credit card companies, arising from the sale of product to the Company’s distributors, and receivables from importers, who are utilized in a limited number of countries to sell product to distributors. Due to the geographic dispersion of its credit card receivables, the collection risk is not considered to be significant. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company believes that it provides adequate allowances for receivables from its distributors.

Fair Value of Financial Instruments

      The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

      The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. Marketable securities are based on the quoted market prices for these instruments. Foreign exchange contracts are based on exchange rates at year end. The fair value of option and forward contracts are based on dealer quotes. The book values of the Company’s debt instruments are considered to approximate their fair values because the interest rates of these instruments approximate current rates offered to the Company.

Inventories

      Inventories are stated at lower of cost (on the first-in, first-out basis) or market.

Long-Lived Assets

      Depreciation of furniture, fixtures and equipment (including computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter.

      Goodwill is being amortized over periods ranging from fifteen to forty years. Effective January 1, 2002, amortization of goodwill will be discontinued. See “Recently Issued Accounting Pronouncements.”

      Long-lived assets, including goodwill, are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair market value of the asset.

Income Taxes

      Income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. A valuation allowance is recognized to reduce the

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value of deferred income tax assets if it is believed to be more likely than not that a component of the deferred income tax assets will not be realized.

Royalty Overrides

      An independent distributor may earn commissions, called royalty overrides or production bonuses, based on retail volume. Such commissions are based on the retail sales volume of certain other members of the independent sales force who are sponsored by the distributor.

Minority Interest

      On December 30, 1996, the Company sold shares of Herbalife of Japan, K.K. to certain directors, executive officers and resident managers of Herbalife of Japan, K.K. (see Footnote 8, “Transactions with Related Parties”). In 2001, the Company repurchased some of these shares. The minority stockholders’ interest in the equity of Herbalife of Japan, K.K. approximates 6.6%, 7.1% and 7.1% at December 2001, 2000 and 1999, respectively.

Revenue Recognition

      The Company records its retail sales based upon suggested retail prices as reflected on the Company’s sales invoices to its distributors. The Company does not receive the amount reported as retail sales, but generally receives the net sales price in cash or through credit card payments upon receipt of orders from distributors. The net sales price is the suggested retail price less the distributor allowance plus handling and freight income. Sales, related royalty overrides, and allowances for product returns are recorded when the merchandise is shipped, in accordance with the Company’s shipping terms. Advance sales deposits represent prepaid orders for which the Company has not shipped the merchandise.

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

Reclassifications

Net Sales

      In the first quarter of 2001, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, which requires that amounts billed to customers for shipping and handling fees be classified as revenues. Reclassifications have been made to increase net sales by $141,356,000 and $142,660,000 for the year ended December 31, 2000 and December 31, 1999, respectively, to reflect $117,259,000 and $119,779,000 of shipping and handling fees on sales of product, previously reported as reductions to royalty overrides, and $24,097,000 and $22,881,000 of freight charges previously reported as reductions of marketing, distribution and administrative expenses.

Cost of Sales

      Beginning in the second quarter of 2001, cost of sales includes freight expenses relating to delivery of products to distributors. The freight expenses were previously included in marketing, distribution and administrative expenses. There is no impact on net income. All periods presented have been reclassified on a

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comparable basis. The amounts reclassified were $18,189,000 and $18,267,000 for the year ended December 31, 2000 and December 31, 1999, respectively.

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

Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on the Company’s financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company is required to adopt SFAS No. 142 on January 1, 2002 and as a result, annual goodwill amortization of $173,000 will be discontinued. SFAS 142 also requires the Company to complete a transitional goodwill impairment test. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new statement also supersedes certain aspects of Accounting Principle Board Opinion 30 (“APB No. 30”), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB No. 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied by the Company on January 1, 2002. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

      In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which addresses the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products. In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which provides guidance on

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the income statement classification of consideration from a vendor to a reseller in connection with the reseller’s purchase of the vendor’s products or to promote sales of the vendor’s products. This new guidance provides that consideration from a vendor to a reseller is generally presumed to be a reduction of the selling prices of the vendor’s products, and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. The Company provides distributors with discounts on product purchases and classifies these discounts as a reduction of revenue. The Company is currently assessing whether the implementation of this guidance will result in any income statement reclassifications. EITF Issue No. 00-25 and EITF Issue No. 01-09 are both effective for the Company on January 1, 2002.

3.     Inventories

      Inventories consist primarily of finished goods available for resale and can be categorized as follows:

	December 31,

	2001	2000

Product	$66,463,000	$89,932,000
Literature	4,157,000	6,064,000
Promotional items	1,588,000	3,336,000

Total	$72,208,000	$99,332,000

4.     Contracts Payable and Bank Loans

      Contracts payable and bank loans consist of the following:

	December 31,

	2001	2000

Capitalized leases, due in monthly installments through 2004 (Note 5)	$3,439,000	$2,388,000
Bank loans and Contracts Payable	7,173,000	6,029,000

Total	10,612,000	8,417,000
Less current portion	9,395,000	7,013,000

Long-term portion	$1,217,000	$1,404,000

      Annual scheduled payments of bank loans and contracts payable are: $9,395,000 (2002), $1,054,000 (2003), and $163,000 (2004).

      The Company has lines of credit (the “Lines of Credit”) for use in Turkey and India under separate agreements with two separate banks which provide for unsecured borrowings of up to $8,000,000 and bear interest at LIBOR plus a negotiated spread, which can vary depending on the currency in which the loan is provided. Outstanding borrowings under the Lines of Credit were $6,566,000 at December 31, 2001 and $4,682,000 at December 31, 2000, respectively. The Company also had other borrowings of $607,000 at December 31, 2001 and $1,347,000 at December 31, 2000.

      As of December 31, 2001, the Company has $15.4 million of credit facilities which supported letters of credit, guarantees and borrowings. As of December 31, 2001, the Company had $1.2 million of letters of credit, $2.7 million of guarantees, and $6.6 million of borrowings outstanding.

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Lease Obligations

      The Company has warehouse and office facilities, furniture and fixtures and equipment leases, which expire at various dates through 2010. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs.

      Certain of the leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2001 were as follows:

	Operating	Capital

2002	$13,412,000	$2,385,000
2003	11,037,000	1,102,000
2004	7,995,000	167,000
2005	6,640,000	—
2006	2,606,000	—
Thereafter	527,000	—

Total	$42,217,000	3,654,000

Less: Amounts included above representing interest		215,000

Present value of net minimum lease payments		$3,439,000

      Rental expense for the years ended December 31, 2001, 2000 and 1999 was $19,998,000, $21,961,000 and $18,339,000, respectively.

      Property under capital leases is included in property on the accompanying consolidated balance sheets as follows:

	December 31,

	2001	2000

Equipment	$8,995,000	$8,559,000
Less: accumulated amortization	(5,124,000)	(5,881,000)

Total	$3,871,000	$2,678,000

6.     Employee Compensation Plans

      In addition to the stock option plan discussed in Note 10, the Company has two incentive compensation plans: the 1992 Executive Incentive Compensation Plan (the “1992 Plan”) and the 1994 Performance-Based Annual Incentive Compensation Plan (the “1994 Plan”). Under the 1992 Plan, a target percentage of earnings before bonuses and income taxes may be awarded to officers, directors and key employees, as determined by the Chief Executive Officer and Compensation Committee of the Board of Directors, based on the attainment of certain corporate and business objectives. No bonuses were awarded under this plan for 2001, 2000 or 1999.

      The 1994 Plan provides additional compensation as an incentive to key executives and consultants to attain certain specified performance objectives of the Company. The amount of the available awards to individual participants and the aggregate amount to all participants are determined based upon objective performance goals as determined by the Compensation Committee of the Board of Directors. The amounts awarded under the 1994 Plan for 2001, 2000 and 1999 were $3,468,000, $4,578,000 and $16,165,000, respectively.

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with the 1994 Plan, the Company advanced targeted performance bonus amounts to the participants. As of December 31, 2001 and 2000, the remaining outstanding principal and accrued interest was $331,000 and $1,040,000, respectively, and is included in receivables on the accompanying consolidated balance sheets. Each advance is a full recourse obligation of the executive with a maturity date of two years following the date of the advance. In addition, the advances bear interest at the applicable federal rate (AFR) for two-year notes at the time of the advances. The rates for outstanding advances were 4.25% at December 31, 2001 and ranged from 4.67% to 6.45% at December 31, 2000.

      The Company also maintains a profit sharing plan pursuant to Sections 401 (a) and (k) of the Internal Revenue Code. The plan is available to substantially all employees who meet length of service requirements. Employees may elect to contribute 2% to 17% of their compensation, and the Company will match 3% of the earnings of each employee who elects to defer 2% or more of his or her earnings. Participants are partially vested in the Company contributions after three years and fully vested after five years. The Company contributed $1,344,000, $1,167,000 and $974,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      In 1996, the Company implemented two non-qualified, deferred compensation plans for select groups of management: the “Management Plan” and the “Senior Executive Plan”. The deferred compensation plans allow eligible employees to elect annually to defer up to 50% of their base annual salary and up to 100% of their annual bonus for each calendar year (the “Annual Deferral Amount”). The Company makes matching contributions on behalf of each participant in the Senior Executive Plan of 100% of the amount deferred by each participant up to (1) 15% of the participant’s annual base salary in the case of a participant who is an Executive Vice President, (2) 12.5% of the participant’s annual base salary in the case of a participant who is a Senior Vice President, and (3) 10% (or such greater percentage, not to exceed 15%, that the Deferred Compensation Committee may determine in the case of any particular participant) of the participant’s annual base salary in the case of any other participant. Furthermore, the Compensation Committee of the Board of Directors may designate any participant to receive a matching contribution of 20% of the annual base salary if the Annual Deferral Amount of such designated participant equals or exceeds 10% of such designated participant’s annual base salary.

      Each participant in either of the deferred compensation plans has at all times a fully vested and non-forfeitable interest in each year’s contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant’s election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest. Such amount is payable in two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred. The deferred compensation expense net of participant contributions was $3,917,000, $2,741,000 and $2,488,000 for 2001, 2000 and 1999, respectively. The long-term deferred compensation liability under the deferred compensation plans was $29,941,000 and $24,435,000 at December 31, 2001 and 2000, respectively.

      In 2001, the Company adopted an Executive Retention Plan. The purpose of the Executive Retention Plan is to provide financial incentives for a select group of management and highly compensated employees of the Company to continue to provide services to the Company during the period immediately before and immediately after change in control, as defined.

      The Company also established an Executive Retention Trust to provide benefits under the Executive Retention Plan. The Executive Retention Trust is an irrevocable trust established with an institutional trustee. The Administrative Committee of the Executive Retention Plan will establish an individual account in the Executive Retention Trust for each participant in the Executive Retention Plan. Until the occurrence of a change in control, the Administrative Committee will control the investment of the assets in the Executive Retention Trust, and will determine the allocation of the assets of the Executive Retention Trust to the individual accounts of participants. Each participant who qualifies for a benefit under the Executive Retention

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan will receive a lump sum benefit equal to the dollar amount in his or her individual account in the Executive Retention Trust. The benefit shall be paid within 90 days after the participant qualifies for the benefit. If a participant’s employment with the Company terminates before the participant qualifies for a benefit under the Executive Retention Plan, the participant’s account in the Executive Retention Trust will revert to the Company. A participant’s benefit under the Executive Retention Plan will be reduced if the amount would cause payment of federal excise tax.

      The deferred compensation plans and the Supplemental Executive Retirement Plan (See Note 7, Retirement Plan) are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $35,964,000 and $31,313,000 as of December 31, 2001 and 2000, respectively. The Company has also contributed to the Executive Retention Trust, which is an irrevocable trust. This irrevocable trust’s assets will be used to pay the benefits of the Executive Retention Plan and are not intended to be reachable by the Company’s creditors. The value of the assets in the irrevocable trust was $7,257,000 as of December 31, 2001.

      Certain of the officers have agreements with the Company which provide for payments in the event of a change in control (“Change in Control Payments”), as defined by the agreements. The Change in Control Payments would generally be for an amount equal to three times the officers’ annual compensation level. However, such Change in Control Payments cannot exceed an amount which would cause the payment of federal excise tax.

      In 2001, the Company adopted two Change in Control Plans for Senior Management, a Change in Control Plan and a Management Employee Change in Control Plan. In the event of a change in control, each eligible employee is entitled to receive a severance payment three times such eligible employee’s compensation. Compensation is defined as the eligible employee’s annual base salary in effect immediately prior to the change in control plus for Senior Executives an amount equal to his or her cash bonus received in the last full fiscal year prior to the change in control. The change in control payment will be reduced to the extent the Company is required to make severance payments to the eligible employee under the Worker Adjustment and Retraining Notification Act, or other severance arrangements between the eligible employee and the Company. The change in control payment will also be reduced to the extent necessary to preserve the Company’s deduction for the change in control payment under the Internal Revenue Code, and to prevent the eligible employee from being subject to an excise tax on the change in control payment. Each eligible employee is also entitled to receive health benefits coverage for a period up to three years following his or her termination of employment. In consideration of the change in control payment, each eligible employee is required to agree (1) to enter into a separation and general release agreement with the Company, (2) not to use or disclose confidential information of the Company and (3) not to solicit employees and distributors of the Company for a two-year period.

7.     Retirement Plan

      In September 1997, the Company implemented a nonqualified, non-contributory Supplemental Executive Retirement Plan (“SERP”) providing retirement benefits for a select group of management. The normal retirement benefit under the SERP is 60 quarterly installment payments commencing at age 65, each of which equals one-quarter of 2% of “compensation” times the number of years of participation up to 20 years. A participant becomes fully vested in his or her interest in the SERP on his or her normal or early retirement date, death, or disability, or on a change in control of the Company. If a participant’s employment is terminated for cause, the Company has the discretion to reduce his or her vested benefit to zero. In all other cases, a participant’s vested interest is zero until he or she has completed five years of participation, and gradually increases to 100% when he or she has completed nine years of participation. The Plan Administrator

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has the discretion to credit a participant with additional years of participation as of his or her date of hire or commencement of participation in the SERP. The following table shows the net periodic pension cost and other data about the SERP:

	2001	2000

Change in benefit obligation
Benefit obligation at beginning of year/inception	$11,140,000	$8,412,000
Service cost	1,363,000	1,010,000
Interest cost	746,000	624,000
Amendments	—	1,285,000
Actuarial (gain) loss	(414,000)	1,767,000
Benefits paid	(1,401,000)	(1,958,000)

Benefit obligation at end of year	$11,434,000	$11,140,000

Funded status	$(11,434,000)	$(11,140,000)
Unrecognized actuarial loss	587,000	1,001,000
Unrecognized prior service cost	5,110,000	5,610,000

Net amount recognized	$(5,737,000)	$(4,529,000)

Amounts recognized in the consolidated balance sheets Consist of:
Accrued benefit liability	$(8,946,000)	$(7,872,000)
Intangible asset	3,209,000	3,343,000

Net amount recognized	$(5,737,000)	$(4,529,000)

Weighted-average assumptions as of December 31
Discount rate	7.0%	7.0%
Rate of compensation increase	4.0%	4.0%
Components of net periodic benefit cost
Service cost	$1,363,000	$1,010,000
Interest cost	746,000	624,000
Amortization of prior service cost	499,000	371,000

Net periodic pension cost	$2,608,000	$2,005,000

8.     Transactions With Related Parties

      In addition to advances described in Note 6, the Company has made additional advances to certain officers. The aggregate outstanding principal and accrued interest was $397,000 and $666,000 at December 31, 2001 and 2000, respectively (included in receivables on the accompanying consolidated balance sheets). Each outstanding advance is a full recourse obligation of the officer. The rates for outstanding advances were 5.48% at December 31, 2001 and ranged from 4.98% to 6.15% at December 31, 2000.

      In December 1996, the Company sold an approximate 7.1% interest in Herbalife of Japan, K.K., its Japanese subsidiary, to certain Company directors, executive officers and resident managers of Herbalife of Japan, K.K. The aggregate sales price was $4,620,000: $1,386,000 in cash and $3,234,000 in full recourse interest bearing notes. The notes were payable in 16 equal quarterly principal and interest installments, through December 2001. The outstanding note receivable balance was zero and $335,000 at December 31,

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 and 2000, respectively, and is included in receivables and other assets on the accompanying consolidated balance sheets. The sales price of the shares was determined based upon a valuation performed by an independent investment banking firm. The profit recognized from the sale was deferred, and will be recognized as the interest is sold to a third party. In 2001, a 0.5% interest in Herbalife of Japan, K.K. was repurchased from an executive officer based upon a new valuation performed by the same independent investment banking firm. The minority interest in Herbalife of Japan, K.K. at December 31, 2001 was approximately 6.6%.

      The board of directors of Herbalife of Japan, K.K. and the Company have initiated steps in Japan that are expected to result in the repurchase of the minority interest in Herbalife of Japan, K.K. for cash. At the conclusion of these steps, Herbalife of Japan, K.K. will again be a wholly owned subsidiary of the Company. The valuation of Herbalife of Japan, K.K. for purposes of the repurchase will be based upon a valuation methodology identical to that used when the minority interest was issued, and will be supported by a valuation opinion issued by an independent investment banking firm. The repurchase remains subject to various Japanese judicial and regulatory approvals.

      In addition, the Company made a loan of $1,964,000 to its former Chief Executive Officer, Mark Hughes, during 1999. Such loan, which accrued interest at the rate of 4.62% per annum, was repaid during 2000.

      On May 21, 2001, the estate of Mark Hughes (“Estate”) exercised 1.9 million stock options. A short-term full-recourse loan in the amount of $13,625,000 was issued to the Estate to finance the exercise. The loan balance as of June 30, 2001 was $13,732,000 including interest at a rate of 7% per annum. The receivable balance plus interest was fully paid on July 3, 2001.

      Two of the Company’s executive officers are minority shareholders in B.L.I. Holdings, Inc., a holding company for two of the Company’s suppliers of personal care products. Total purchases from B.L.I. Holdings, Inc. and its subsidiaries was $495,000 for 2001.

9.     Contingencies

      The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters. However, some of these matters are material and an adverse outcome in these matters could have a material impact on the Company’s financial condition and operating results.

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

      In August 2001, a lawsuit was filed by Michael Rosen, a former Executive Vice President of the Company, in the Superior Court of the State of California for the County of Los Angeles (Michael E. Rosen v. Herbalife International, Inc., and Herbalife International of America, Inc.). The complaint alleges a single cause of action for breach of an oral and implied contract for continued employment and seeks damages in excess of $15 million. The court has set a trial date of June 11, 2002. The Company believes it has meritorious

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defenses to this lawsuit, but at the present time, it is unable to provide an evaluation of the likelihood of an unfavorable outcome or any range as to potential loss.

      The Company and certain of its distributors have been named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Central District of California (Jacobs v. Herbalife International, Inc., et al.). The lawsuit was filed on February 19, 2002. The complaint alleges that specified marketing plans employed by the distributor defendants are illegal, and that the Company has permitted the use of these marketing plans and/or failed to supervise its distributors’ conduct to prevent violations of law by them. The complaint does not challenge the legality of Herbalife’s marketing system. The complaint seeks to state causes of action under RICO and various state and other federal laws. The Company has not answered the complaint. The Company believes that it has meritorious defenses to the allegations contained in the lawsuit. However, an adverse result in this litigation could have a material adverse effect on the Company’s financial condition and operating results.

      Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to the allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, an adverse outcome in these matters could have a material impact on the Company’s financial condition and operating results.

10.     Stockholders’ Equity

      On July 27, 2000, the Company’s Board of Directors adopted a Preferred Share Purchase Rights Plan (the “Plan”), in order to encourage any person or group interested in acquiring the Company to negotiate with the Board of Directors of the Company prior to attempting an acquisition. Under the terms of the Plan, which expires on August 21, 2010, the Company declared a dividend of one Preferred Share Purchase Right (collectively, the “Rights”), for each outstanding share of Class A Common Stock and Class B Common Stock held at the close of business on August 21, 2000. Initially, the Rights are attached to the Common Stock and not represented by separate certificates. The Rights will become exercisable, if not earlier redeemed, only after a person or group (an “Acquiring Person”) has acquired, or announced a tender offer which would result in a person or group acquiring, 15% or more of the Company’s Class A Common Stock or the combined classes of Common Stock. Initially, each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $40.00. However, if a person or group becomes an Acquiring Person, the Plan allows the Company’s shareholders to purchase, at an exercise price of $40.00 per Right, subject to adjustment, Class B Common Stock of the Company having a market value at that time of $80.00. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until a person or group has become an Acquiring Person. Until exercise, a Right holder, as such, has no rights as a shareholder. Rights held by an Acquiring Person will become void and will not be exercisable to purchase shares at the bargain price. In addition, under certain circumstances involving the acquisition of the Company in a merger or other business combination that has not been approved by the Board of Directors of the Company, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the exercise price of the Rights.

      The Company’s 1994 Plan allows for the granting of stock-based performance awards authorized by the Compensation Committee of the Board of Directors. Compensation costs for these awards are recorded based on the quoted market price of the Company’s common stock at the grant date in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”).

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s 1991 Stock Option Plan (“1991 Plan”), as amended, permits the granting of non-qualified stock options to key employees and consultants to purchase 7,900,000 shares of the Company’s Class A Stock and/or Class B Stock (less shares previously exercised) at prices not less than 85% of the fair market value of such shares on the date the option is granted. All options outstanding at December 31, 2001 were granted at the fair market value of such shares on the grant date. The contractual life of the options are generally 10 years and they vest ratably over a maximum of 5 years in minimum annual installments of 20%.

      The Company accounts for stock option grants in accordance with APB 25. Had compensation cost for stock option grants been calculated using the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	2001	2000	1999

Net Income — as reported	$42,588,000	$36,919,000	$56,923,000
Net Income — pro forma	41,378,000	34,014,000	47,944,000
Basic EPS — as reported	1.40	1.28	1.99
Basic EPS — pro forma	1.36	1.18	1.68
Diluted EPS — as reported	1.36	1.22	1.86
Diluted EPS — pro forma	1.33	1.13	1.59

      The fair value of the stock options granted during the years presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2001		2000		1999

	Class A	Class B	Class A	Class B	Class A	Class B

Risk free interest rate	N/A	2.92%	N/A	N/A	4.72%	5.21%
Expected option life	N/A	3.0 years	N/A	N/A	4.9 years	3.7 years
Volatility	N/A	56.67%	N/A	N/A	60.65%	59.78%
Dividend yield	N/A	6.50%	N/A	N/A	4.70%	5.50%

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Option groups outstanding at December 31, 2001, 2000 and 1999 and related option information follows:

	Class A Stock		Class B Stock

		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price

2001
Outstanding at January 1	2,028,000	$7.89	4,624,000	$6.67
Granted	—	—	500,000	11.30
Exercised	(1,062,000)	7.89	(1,299,000)	6.52
Canceled	(18,000)	8.00	(21,000)	6.74

Outstanding at December 31	948,000	$7.88	3,804,000	$7.33

Available for grant at December 31	55,000		161,000

Total reserved shares	1,003,000		3,965,000

Exercisable at December 31	900,000	$7.87	2,739,000	$6.75

Option prices per share
Granted	N/A		$11.30
Exercised	$7.38 - $8.00		$6.63 - $8.63
Weighted average fair value of options granted during the year	N/A		3.14
2000
Outstanding at January 1	2,218,000	$7.86	5,236,000	$6.66
Granted	—	—	—	—
Exercised	(149,000)	7.45	(345,000)	6.49
Canceled	(41,000)	7.99	(267,000)	6.74

Outstanding at December 31	2,028,000	$7.89	4,624,000	$6.67

Available for grant at December 31	37,000		640,000

Total reserved shares	2,065,000		5,264,000

Exercisable at December 31	1,807,000	$7.87	3,409,000	$6.63

Option prices per share
Granted	N/A		N/A
Exercised	$0.88 - $8.00		$0.88 - $8.63
Weighted average fair value of options granted during the year	N/A		N/A
1999
Outstanding at January 1	2,240,000	$7.85	5,107,000	$6.58
Granted	1,000	14.38	198,000	8.69
Exercised	(22,000)	7.39	(46,000)	6.63
Canceled	(1,000)	8.00	(23,000)	6.63

Outstanding at December 31	2,218,000	$7.86	5,236,000	$6.66

Available for grant at December 31	1,000		337,000

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Class A Stock		Class B Stock

		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price

Total reserved shares	2,219,000		5,573,000

Exercisable at December 31	1,217,000	$7.75	2,553,000	$6.54

Option prices per share
Granted	$14.38		$8.63 - $11.63
Exercised	$7.38 - $8.00		$6.63
Weighted average fair value of options granted during the year	$5.57		$3.02

      The following table summarizes information regarding option groups outstanding at December 31, 2001:

		Wtd Avg	Wtd		Wtd
		Remaining	Avg		Avg
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices:	Outstanding	Life	Price	Exercisable	Price

Class A
$7.38	170,000	3 Years	$7.38	170,000	$7.38
$7.50	25,000	3 Years	$7.50	25,000	$7.50
$8.00	752,000	5 Years	$8.00	705,000	$8.00
$14.38	1,000	7 Years	$14.38	—	$—
Class B
$6.63	3,146,000	5 Years	$6.63	2,585,000	$6.63
$8.63	129,000	7 Years	$8.63	129,000	$8.63
$8.88	28,000	7 Years	$8.88	11,000	$8.88
$11.30	500,000	10 Years	$11.30	14,000	$11.30
$11.63	1,000	7 Years	$11.63	—	—

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

      The Company has operations throughout the world (53 countries as of December 31, 2001) and is organized and managed by geographic area. Transactions between geographic segments generally represent export sales from the United States to foreign operations. Information reviewed by the Company’s chief

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating decision makers on significant geographic segments, as defined under SFAS No. 131, is prepared on the same basis as the consolidated financial statements and is as follows:

	2001	2000	1999

	(Dollars in millions)
Total retail sales:
United States	$622.2	$573.7	$570.0
Japan	304.5	406.9	518.4
South Korea	114.9	127.9	129.3
Others — Pac Rim	157.1	193.1	135.1
Others — Europe	462.9	424.7	474.3
Others — The Americas	178.6	162.8	125.2
Elimination of intersegment sales(1)	(184.0)	(124.2)	(158.8)

Total retail sales	1,656.2	1,764.9	1,793.5

Distributor Allowances:
United States	$207.0	$210.6	$193.1
Japan	147.6	196.5	251.8
South Korea	45.8	50.4	51.6
Others — Pac Rim	73.2	89.0	62.5
Others — Europe	216.0	197.3	219.4
Others — The Americas	84.9	77.0	58.9

Total distributor allowances	774.5	820.8	837.3

Handling & Freight Income:
United States	$44.1	$42.0	$38.5
Japan	21.1	27.6	35.7
South Korea	8.0	8.6	9.1
Others — Pac Rim	11.0	13.2	9.2
Others — Europe	39.8	36.4	39.6
Others — The Americas	14.5	13.6	10.6

Total handling & freight income	138.5	141.4	142.7

Net sales	$1,020.1	$1,085.5	$1,098.9

Operating Income(2):
United States	$154.4	$86.7	$119.2
Japan	39.6	55.0	70.2
South Korea	22.4	28.4	28.9
Others — Pac Rim	5.4	8.6	9.6
Others — Europe	17.5	3.8	11.9
Others — The Americas	2.9	0.4	2.5
Corporate expenses	(69.0)	(67.1)	(65.4)
Net interest income	3.4	2.4	1.7
Elimination of intersegment gross profit	(104.4)	(54.9)	(84.3)

Total operating income	72.2	63.3	94.3

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000	1999

	(Dollars in millions)
Income taxes	(28.9)	(25.3)	(36.3)
Minority interest	(0.7)	(1.1)	(1.1)

Net Income	$42.6	$36.9	$56.9

Total assets:
United States	$239.1	$152.1	$151.0
Japan	30.6	49.0	65.8
South Korea	21.9	27.3	41.6
Others — Pac Rim	30.6	31.2	20.7
Others — Europe	74.2	88.5	83.0
Others — The Americas	25.8	21.5	17.9
Corporate(3)	48.1	47.3	35.8

Total assets	$470.3	$416.9	$415.8

Capital expenditures:
United States	$7.7	$14.4	$21.7
Japan	0.4	1.2	1.1
South Korea	0.1	1.1	1.1
Others — Pac Rim	1.1	2.9	2.1
Others — Europe	1.2	3.6	3.3
Others — The Americas	0.4	1.8	0.8

Total capital expenditures	$10.9	$25.0	$30.1

Notes:
(1) Includes intersegment sales of:
United States	$180.5	$120.7	$153.9
All others	3.5	3.5	4.9

Total	$184.0	$124.2	$158.8

(2) Includes depreciation and amortization of:
United States	$12.1	$9.8	$9.1
Japan	1.3	1.2	1.2
South Korea	0.5	0.5	0.3
Others — Pac Rim	1.1	1.3	0.8
Others — Europe	0.7	2.3	2.1
Others — The Americas	2.3	0.6	0.6

Total	$18.0	$15.7	$14.1

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000	1999

	(Dollars in millions)
(3) Corporate assets includes:
Goodwill	$3.5	$2.9	$3.1
ST deferred taxes	27.7	28.4	20.4
LT deferred taxes	16.9	13.1	12.3
Investment in joint venture	—	2.9	—

Total	$48.1	$47.3	$35.8

Retail Sales by product line is as follows:
Weight management	$707.9	$742.3	$741.0
Dietary and nutritional supplements	744.6	771.2	807.8
Personal care products	178.2	200.6	198.1
Literature, promotional and other	25.5	50.8	46.6

Total retail sales	$1,656.2	$1,764.9	$1,793.5

12.	Derivative Instruments and Hedging Activities

      The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect type adjustment of $621,000 (gain) in earnings to recognize the fair value of all derivatives that were designated as fair-value hedges. The Company also recorded a cumulative-effect type adjustment of $621,000 (loss) in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and the fair values of related hedged assets and liabilities. Additionally, the Company recorded a cumulative-effect type adjustment of $909,000 ($545,000 net of tax) in accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges. This cumulative effect adjustment to other comprehensive income was reclassified to earnings during the course of 2001.

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

      The Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (OCI). At December 31, 2001, the Company anticipates reclassifying $2,284,000 of gain reported in OCI to earnings within 12 months.

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Income Taxes

      The components of income before income taxes were:

	Year Ended December 31,

	2001	2000	1999

Domestic	$49,951,000	$14,198,000	$23,432,000
Foreign	22,237,000	49,097,000	70,891,000

	$72,188,000	$63,295,000	$94,323,000

      Income taxes are as follows:

	Year Ended December 31,

	2001	2000	1999

Current:
Foreign	$17,745,000	$25,377,000	$33,999,000
Federal	12,021,000	7,289,000	3,910,000
State	2,145,000	1,541,000	2,486,000
Deferred:
Foreign	3,675,000	(10,455,000)	1,652,000
Federal	(6,557,000)	1,541,000	(5,204,000)
State	(154,000)	25,000	(529,000)

	$28,875,000	$25,318,000	$36,314,000

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences which gave rise to deferred income tax assets and liabilities are as follows:

	Year Ended December 31,

	2001	2000

Deferred income tax assets:
Intercompany profit in inventory	$6,308,000	$1,792,000
Accruals not currently deductible	19,233,000	16,013,000
Accrued foreign withholding tax on unremitted earnings	1,453,000	2,141,000
Foreign tax credits and tax loss carryforwards of certain foreign subsidiaries	6,858,000	7,256,000
Less valuation allowance	(3,468,000)	(1,226,000)
Depreciation/amortization	16,000	773,000
Deferred compensation plan	13,370,000	10,134,000
Accrued state income taxes	—	149,000
Accrued vacation	1,883,000	2,213,000
Unrealized foreign exchange	2,659,000	2,364,000
Other	2,071,000	3,142,000

	$50,383,000	$44,751,000

Deferred income tax liabilities:
Intangible assets	$795,000	$828,000
Inventory deductibles	5,016,000	2,387,000

	$5,811,000	$3,215,000

Net	$44,572,000	$41,536,000

      At December 31, 2001, the Company’s deferred income tax asset for net operating loss carryforwards of certain foreign subsidiaries of $6,664,000 was reduced by a valuation allowance of $3,468,000. The net operating loss carryforwards expire in varying amounts between 2002 and 2009. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax expense differs from the “expected” income tax expense by applying the United States statutory rate of 35% as follows:

	Year Ended December 31,

	2001	2000	1999

Tax expense at United States statutory rate	$25,266,000	$22,153,000	$33,013,000
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	7,131,000	5,981,000	9,603,000
U.S. tax (benefit) on foreign income net of foreign tax credits	(7,876,000)	3,494,000	(10,914,000)
Increase (decrease) in valuation allowances	2,242,000	(5,621,000)	5,049,000
Life insurance proceeds	—	(1,750,000)	—
State taxes, net of federal benefit	1,234,000	966,000	1,616,000
Other	878,000	95,000	(2,053,000)

Total	$28,875,000	$25,318,000	$36,314,000

      Cumulative undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $18,141,000 at December 31, 2001. Deferred income taxes on these earnings have either not been provided as these amounts have been reinvested in the foreign subsidiaries, or in certain instances, it is expected that any additional taxes on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. foreign tax credits.

14.     Financial Instruments

      Foreign exchange option contracts are used primarily to hedge Yen-denominated and Mexican Peso-denominated intercompany sales made by Herbalife International of America, Inc. to the Company’s Japanese and Mexican subsidiaries and to hedge Euro denominated sales made by Herbalife International of Europe, Inc. to the Company’s distributors. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. The Company has guidelines that establish a net $5 million limit on the amount of annual option premiums. The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. In some instances, the Company sells (writes) foreign currency call options to finance the purchase of put options, which gives the counterparty the right, but not the obligation to buy foreign currency from the Company at a specified strike rate. These contracts serve to limit the benefit the Company would otherwise derive from strengthening of the foreign currency beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options. The fair value of option contracts are based on third-party bank quotes.

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides information about the details of the Company’s option contracts:

		Average
		Strike	Fair	Maturity
Foreign Currency	Coverage	Price	Value	Date

At December 31, 2001
Purchased Puts (Company may Sell Yen/ Buy USD)
Japanese Yen	$9,000,000	115.30 - 116.18	$1,022,000	Jan. - Mar. 2002
Japanese Yen	9,000,000	114.56 - 115.43	1,042,000	Apr. - Jun. 2002

	$18,000,000		$2,064,000

Written Calls (Counterparty may Buy Yen/ Sell USD)
Japanese Yen	$9,000,000	109.00 - 111.50	$—	Jan. - Mar. 2002
Japanese Yen	9,000,000	109.00 - 111.50	(2,000)	Apr. - Jun. 2002

	$18,000,000		$(2,000)

At December 31, 2000
Purchased Puts (Company may Sell Yen/ Buy USD)
Japanese Yen	$18,000,000	107.55 - 108.30	$909,000	Jan. - Mar. 2001

Written Calls (Counterparty may Buy Yen/ Sell USD
Japanese Yen	$18,000,000	104.10 - 104.60	$5,000	Jan. - Mar. 2001

Purchased Puts (Company may Sell Euro/ Buy USD)
Euro	$5,328,000	0.8880	$1,000	Jan. 2001
Euro	5,334,000	0.8890	16,000	Feb. 2001

	$10,662,000		$17,000

      Foreign exchange forward contracts are occasionally used to hedge non-functional currency advances between subsidiaries and bank loans. The Company also uses foreign exchange forward contracts to hedge non-functional currency purchase commitments. The objective of these contracts is to reduce the impact of foreign currency movements on the subsidiary’s financial results. The fair value of forward contracts are based on third-party bank quotes.

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below describes the forward contracts that were outstanding:

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value

At December 31, 2001
Buy Israeli Shekel/ Sell British Pound	12/13/2001	$930,000	06/20/2002	6.1175	$897,000
Buy British Pound/ Sell Israel Shekel	12/17/2001	912,000	06/20/2002	6.2400	927,000
Buy US Dollar/ Sell British Pound	12/17/2001	956,000	06/20/2002	1.4428	950,000
Buy US Dollar/ Sell Indian Rupee	12/28/2001	1,864,000	11/29/2002	51.1400	1,851,000
At December 31, 2000
Buy Deutsche Mark/ Sell USD	9/11/2000	$1,070,000	Jan-Aug 2001	2.23-2.26	$1,156,000
Buy French Francs/ Sell USD	9/11/2000	624,000	Jan-Jul 2001	7.5-7.56	674,000
Buy Italian Lire/ Sell USD	9/11/2000	5,841,000	Jan-Aug 2001	2,216-2,235	6,325,000
Buy French Francs/ Sell British Pound	4/13/2000	1,533,000	3/30/2001	10.6874	1,568,000
Buy Italian Lire/ Sell British Pound	6/23/2000	1,473,000	6/15/2001	3,034	1,452,000

      All foreign subsidiaries excluding those operating in hyper-inflationary environments designate their local currencies as their functional currency. At year end, the total amount of cash held by foreign subsidiaries primarily in Japan and Korea was $69.2 million of which $11.2 million was maintained or invested in U.S. dollars.

15.     Quarterly Information (Unaudited)

	2001	2000

FIRST QUARTER ENDED MARCH 31
Retail sales	$399,668,000	$458,423,000
Net sales	245,751,000	281,014,000
Gross profit(1)	99,703,000	112,978,000
Net income	8,561,000	5,929,000
Net income per common share:
Basic	$0.29	$0.21
Diluted	0.29	0.19
Dividends per share	0.15	0.15

HERBALIFE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000

SECOND QUARTER ENDED JUNE 30
Retail sales	$413,433,000	$441,235,000
Net sales	255,032,000	272,120,000
Gross profit(1)	103,088,000	110,576,000
Net income	10,044,000	11,653,000
Net income per common share:
Basic	$0.34	$0.41
Diluted	0.33	0.39
Dividends per share	0.15	0.15
THIRD QUARTER ENDED SEPTEMBER 30
Retail sales	$424,317,000	$442,001,000
Net sales	261,587,000	271,876,000
Gross profit(1)	111,104,000	107,464,000
Net income	14,026,000	11,806,000
Net income per common share:
Basic	$0.45	$0.41
Diluted	0.44	0.39
Dividends per share	0.15	0.15
FOURTH QUARTER ENDED DECEMBER 31
Retail sales	$418,750,000	$423,192,000
Net sales	257,760,000	260,474,000
Gross profit(1)	109,488,000	103,152,000
Net income	9,957,000	7,531,000
Net income per common share:
Basic	$0.32	$0.26
Diluted	0.31	0.25
Dividends per share	0.15	0.15

(1)	Gross profit consists of net sales less cost of sales and royalty overrides

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE INTERNATIONAL, INC.

BY:	/s/ DOUGLAS G. SAGES

DOUGLAS G. SAGES
Executive Vice President, Chief Administration Officer & Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 28, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ FRANCIS X. TIRELLI Francis X. Tirelli	President, Chief Executive Officer (Principal Executive Officer)	March 28, 2002

/s/ CONRAD LEE KLEIN Conrad Lee Klein	Director and Executive Vice President, Chief Business Affairs Officer	March 28, 2002

/s/ JEFFREY GLASSMAN Jeffrey Glassman	Director	March 27, 2002

/s/ EDWARD HALL Edward Hall	Director	March 27, 2002

/s/ CHRISTOPHER M. MINER Christopher M. Miner	Director	March 27, 2002

/s/ JOHN REYNOLDS John Reynolds	Chairman of the Board of Directors, Executive Business Advisor	March 28, 2002

HERBALIFE INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit		Page No./
Number	Description	(Footnote)

3.1	Amended and Restated Articles of Incorporation	(10)
3.2	Amended and Restated Bylaws	(2)
4.1	Form of Class A Common Stock and Class B Common Stock Certificates	(12)
4.2	Rights Agreement, dated as of July 27, 2000, between the Company and U.S. Stock Transfer Corporation	(16)
10.1	Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife International, Inc. et al., Case No. 92767 in the Superior Court of the State of California for the County of Santa Cruz	(1)
10.2	The Company’s 1991 Stock Option Plan, as amended	(7), (14)
10.3	The Company’s 1992 Executive Incentive Compensation Plan, as amended*	(2), (7)
10.4	Form of Individual Participation Agreement relating to the Company’s Executive Compensation Plan*	(2)
10.5	Form of Indemnity Agreement between the Company and certain officers and directors of the Company*	(2)
10.6	Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers and directors of the Company*	(2)
10.7	Form of Stock Appreciation Rights Agreement between the Company and certain directors of the Company*	(2)
10.8	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996*	(4), (7), (11)
10.9	Form of Promissory Note for Advances under the Company’s 1994 Performance Based Annual Incentive Compensation Plan*	(5)
10.10	The Company’s Executive Officer Deferred Compensation Plan, amending and relating the Deferred Compensation Agreement between the Company and Michael Rosen*	(5)
10.11	Office lease agreement between the Company and State Teacher’s Retirement System, dated July 20, 1995	(6)
10.12	Form of stock appreciation rights agreements between the Company and certain directors of the Company*	(6)
10.13	The Company’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended*	(6)
10.14	The Company’s Management Deferred Compensation Plan, effective January 1, 1996, as amended*	(6)
10.15	Master Trust Agreement between the company and Imperial Trust Company, Inc., effective January 1, 1996*	(6)
10.16	The Company’s 401K Plan, as amended*	(6)
10.17	Agreement Concerning Share Allocation Plan for Specific Directors of Herbalife of Japan K.K. dated December 30, 1996*	(8)
10.18	Agreement between Herbalife International of America, Inc. and D&F Industries, Inc. dated September 2, 1997	(9)
10.19	Agreement between Herbalife International of America, Inc. and Dynamic Products, Inc. dated September 2, 1997	(9)
10.20	Agreement between Herbalife International of America, Inc. and Raven Industries, Inc. d/b/a Omni-Pak Industries, dated September 2, 1997	(9)
10.21	The Company’s Supplemental Executive Retirement Plan*	(12)

Exhibit		Page No./
Number	Description	(Footnote)

10.22	Credit Agreement between Herbalife International of America, Inc. and First National Bank of Chicago, dated December 14, 1998	(13)
10.23	Agreement and Plan of Merger, dated September 13, 1999, among MH Millennium Holding LLC, MH Millennium Acquisition Corp., Mark Hughes, the Mark Hughes Family Trust and Herbalife International, Inc.	(15)
10.24	Employment agreement, dated as of October 5, 2000, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.25	Employment agreement, dated as of August 20, 2000, between Robert A. Sandler and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.26	Employment agreement, dated as of November 1, 2000, between John Reynolds and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.27	Employment agreement, dated as of August 20, 2000, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.28	Employment agreement, dated as of August 20, 2000, between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.29	Employment agreement, dated as of August 20, 2000 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.30	Employment agreement, dated as of November 1, 2000 between Conrad Lee Klein and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.31	The Company’s Senior Executive Change in Control Plan, effective June 29, 2000*	(17)
10.32	The Company’s Management Employee Change in Control Plan, effective June 29, 2000*	(17)
10.33	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001*	(18)
10.34	The Company’s 2001 Executive Retention Plan, effective March 15, 2001	(18)
10.35	Employment agreement, dated as of August 20, 2000 between Frank Morse and Herbalife International, Inc. and Herbalife International of America, Inc.*	(19)
10.36	Employment agreement, dated as of December 5, 2001 between Douglas G. Sages and Herbalife International, Inc. and Herbalife International of America, Inc.*	(19)
10.37	Employment agreement, dated as of November 1, 2001 between Francis X. Tirelli and Herbalife International, Inc. and Herbalife International of America, Inc.*	(19)
10.38	Separation Agreement and General Release, dated December 31, 2001, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc.*#	(19)
10.39	Separation Agreement and General Release, dated October 19, 2001, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc.*#	(19)
21	List of subsidiaries of the Company	(19)
23.1	Independent Auditor’s Consent	(19)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form 8-K declared effective by the Securities and Exchange Commission on December 12, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders.

(15)	Incorporated by reference to Annex A of the Offer to Purchase dated September 17, 1999 contained in Schedule 14D-1 filled by Millennium Holdings LLC, MH Millennium Acquisition Corp., the Mark Hughes Family Trust and Mark Hughes on September 17, 1999.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated as of August 2, 2000, which included as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(19)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

#	Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.