Form 10-K/A
period 2001-12-31
HERBALIFE INTERNATIONAL INC
filed 2002-04-30
CIK 791449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number 0-15712

HERBALIFE INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	22-2695420 (I.R.S. Employer Identification Number)

1800 Century Park East, Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

Explanatory Note: This Form 10-K/A of Herbalife International, Inc. amends the Annual Report on Form 10-K of the registrant for the registrant’s fiscal year ended December 31, 2001. Specifically, this Form 10-K/A adds Item 10. Directors and Executive Officers of Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Biographical information follows for each person that presently serves as a director and for the current executive officers of the Company. The table sets forth certain information regarding these individuals (ages are as of April 26, 2002).

Name	Age	Position with the Company

Francis X. Tirelli(2)(3)	48	Director, President and Chief Executive Officer
Conrad Lee Klein (3)	73	Director, Executive Vice President, Chief Business Affairs Officer
John Reynolds(2)	68	Chairman of the Board of Directors, Executive Vice President, Executive Business Advisor
Edward J. Hall(1)(3)	55	Director
Christopher M. Miner(1)(2)(3)	50	Director
Jeffrey L. Glassman(1)(3)	55	Director
Robert A. Sandler	58	Executive Vice President, General Counsel and Secretary
Douglas G. Sages	51	Executive Vice President, Chief Administrative Officer, and Chief Financial Officer
Brian Kane	56	Executive Vice President, Chief Operating Officer
Carol Hannah	53	Executive Vice President, Sales

(1)	Member of the Compensation Committee and the Audit Committee.

(2)	Member of the Internet/Telecommunication Committee.

(3)	Member of the Finance Committee.

     Francis X. Tirelli was appointed a director in July 2000 and joined the Company in November 2001 as President and Chief Executive Officer. From October 1999 to October 2001, Mr. Tirelli was the Chief Operating Officer of myCFO, an Internet-based financial services firm. Prior to that, Mr. Tirelli was with Deloitte & Touche LLP from September 1978 to October 1999. From September 1997 to October 1999, Mr. Tirelli was regional managing partner for Deloitte’s western region. Mr. Tirelli served on the management committee and board of directors for Deloitte & Touche prior to his departure. He is a member of several accounting societies, including the American Institute of Certified Public Accountants, the Connecticut Society of Certified Public Accountants, and the California Society of Certified Public Accountants.

     Conrad Lee Klein served as outside counsel to the Company starting in 1983 until 1994, when he joined the Company in his present capacity as Executive Vice President/Chief Business Affairs Officer. His duties involve major business matters and contracts. Mr. Klein also provides assistance to the Legal Department in transactional and litigation matters. Mr. Klein was appointed a director in May 2000, and is a Co-Trustee of the Mark Hughes Family Trust. Mr. Klein’s former professional activities involved serving as a Captain in the Air Force (Res.) JAG Department, Counsel to California’s State Labor Commissioner, California Deputy Attorney General, General Counsel for the California Horse Racing Board and Counsel to the California State Medical Board. Mr. Klein received a B.S. and a J.D. from New York University and an L.L.M. from the University of Southern California.

     John Reynolds joined the Company in June 2000. He currently serves as Executive Vice President/Executive Business Advisor as well as Chairman of the Board of the Herbalife Family Foundation. Mr. Reynolds has been Chairman of the Board of Harris Steel & Copper Incorporated since 1996, and a director of Tatum Petroleum Corporation since 1986. Mr. Reynolds founded Keyline Sales Incorporated in 1974, a sales and marketing agency in the plumbing industry. Mr. Reynolds was President and CEO of Keyline from its inception to his departure in 1997. Mr. Reynolds is the father of the late Mark Hughes, founder and former CEO of the Company, and is a Co-Trustee of the Mark Hughes Family Trust.

     Edward J. Hall, a certified public accountant, is an independent investor. From April 1995 through November 1998, he served as the Chief Financial Officer of Roth Capital Partners, LLC, an investment banking firm. He served in a similar capacity for H.J. Meyers & Co., Inc., an investment banking firm based in Beverly Hills, California, from March 1991 through March 1995. From 1988 through 1990, Mr. Hall was an Executive Vice President of Angeles Corporation, an investment management firm. Prior to joining Angeles Corporation, Mr. Hall was with Deloitte & Touche LLP, where he had been an audit partner since 1980. He received his BA and MBA from the University of California at Los Angeles. Mr. Hall is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Hall was elected a director of the Company in March 1992.

     Christopher M. Miner is a partner in the business and financial advisory firm of Tech West Ventures, LLC, acting as principals and advisors for companies in the Internet and service provider sectors of the communications and software markets. From 1996 to 2001, Mr. Miner has acted as principal and maintained operating and director responsibilities in companies in the Internet, Communications and Healthcare areas. These companies included OhGolly.com, a web hosting and business services company, from August 2000 to February 2001, Wow! Laboratories, Inc., an oral health care company, from July 1996 to December 1998 where he served as Chief Financial Officer and Redfish Telemetrix, Inc., a telecommunications company, where from May 1997 to December 1999 he served as CEO and CFO. Mr. Miner co-founded Vis-a-Vis Communications, Inc. (formerly Workstation Technologies, Inc.) in 1989, a developer of interactive communications software and hardware products. From 1989 to 1996 he served as CEO of Vis-a-Vis. Mr. Miner received his MBA from California State University in 1976 and his BA from the State University of New York in 1973. He was elected a director of the Company in March 1996.

     Jeffrey L. Glassman joined Bel Air Investment Advisors LLC as Vice President in January 2002. From 1984 to 2002, Mr. Glassman was a principal in the law firm of Riordan & McKinzie, where he practiced law in the areas of tax planning and probate and trust administration. He represented numerous charitable organizations and a diverse group of corporate clients, whose activities include manufacturing, real estate development and farming. Mr. Glassman serves on the Board of Directors of several charitable organizations, such as Wallis Foundation, University of Judaism, Big Brothers of Greater Los Angeles, and the Martin Luther King Legacy Association. He is on the Board of Governors of the UCLA Foundation, the Children’s Museum of Los Angeles, Venice Family Clinic, and Tel Aviv University. His involvement with civic organizations includes serving on the Board of Directors of Los Angeles Area Chamber of Commerce and Los Angeles Sports & Entertainment Commission. Mr. Glassman holds a Bachelor of Arts degree from the University of California at Los Angeles and a Juris Doctor degree, magna cum laude, from Loyola University of Los Angeles.

     Robert A. Sandler joined the Company in January 1997 as Executive Vice President and General Counsel. In June 2000, he became Corporate Secretary. From 1985 to 1994, Mr. Sandler served in various capacities with various companies within the Siemens family of companies. He received his A.B. degree from the University of California, Los Angeles and his J.D. degree from the University of Southern California.

     Douglas G. Sages joined the Company in December of 2001 as Executive Vice President, Chief Administrative Officer and Chief Financial Officer. Mr. Sages, a certified public accountant, has an MBA in Information Technology from Iona College. He has senior management experience with consumer marketing, technology and Internet companies. From 1985 to 1998, Mr. Sages was Executive Vice President and CFO for the World Wrestling Federation Entertainment Co., from 1998 to 1999 he was Executive Vice President and CFO for SEMX, and from 2000 to 2001, he was Executive Vice President and CFO at Bla-Bla.com, an Internet aggregator. Previously Mr. Sages held various financial and operational positions with CBS Inc. and KPMG.

     Brian L. Kane joined the Company in May 1993 as Vice President of European Operations. In 1995, Dr. Kane became a Senior Vice President-Worldwide Distribution and served in that position until June 2000, when he was appointed as Executive Vice President, Chief Operating Officer. Dr. Kane has a B.Sc. and a Ph.D. in Chemistry from Birmingham University in England, and is a Fellow of the Institute of Marketing (UK). Dr. Kane began his career with Proctor & Gamble and subsequently held senior management positions in health care and consumer products with Richardson-Vicks, Hobson plc and Bristol-Myers Squibb.

     Carol Hannah joined the Company in November 1984 and currently holds the position of Executive Vice President, Sales. Ms. Hannah has served in various positions, with primary responsibilities in providing sales and training support for the Company’s independent distributors. In May 1996, she was promoted to Executive Vice President, Sales Operations and Distributor Services, holding that position until July 2000, when she was appointed to her current position. Prior to joining Herbalife, Ms. Hannah held management positions in the retail apparel and catalog industry.

Item 11. Executive Compensation

Director Compensation

     Each director who is not an officer or consultant of the Company receives $45,000 per year for his services as a director, plus (1) $5,000 per year for each committee of the Board on which he serves or (2) $10,000 if he serves as chairman of a committee. Each outside director serving on the board of directors of any of the foreign subsidiaries of the Company is paid fees of $2,500 annually for each foreign subsidiary board on which he serves. Directors who also are officers receive no separate compensation for their services as directors.

     Each of the Directors is entitled to reimbursement for his individual medical and dental insurance plans and to participate in the Executive Life Insurance Plan.

     In addition to their normal director fees, each of Messrs. Hall and Miner received $23,333 for special services performed for the Board during 2001. In addition to his normal director fee as the Chairman of the Internet/Telecommunication Committee, Mr. Miner received $35,000 in January 2001 for special services performed for such Committee during 2001.

Executive Compensation

     Summary Compensation Table. The following table sets forth the annual and long-term compensation of the Company’s Chief Executive Officer, Douglas G. Sages, and each of the four other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”) for the fiscal years ended December 31, 1999, 2000 and 2001.

					Long-Term Compensation

					Awards
		Annual Compensation
						Securities
				Other Annual	Restricted	Underlying	Payouts	All Other
				Compensation	Stock	Options/	LTIP	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)(1)	($)(2)	Award(s)($)	SARs(#)	Payouts($)	($)(3)

Francis X. Tirelli (joined November 2001)	2001	$151,384	$150,000	$10,000	—	500,000		$1,477	(4)
President and Chief Executive Officer

Christopher Pair(5) (resigned October 2001)	2001	$825,253	$300,000	$150,000	—	—	—	$4,831,226	(6)
Former President and Chief Executive	2000	1,000,000	1,588,600	180,000	—	—	—	517,859
Officer	1999	1,000,000	1,838,000	115,000	—	129,439	—	406,295

Robert A. Sandler	2001	$860,000	$792,000	$60,000	—	—	—	$259,654	(7)
Executive Vice President	2000	860,000	531,000	60,000	—	—	—	192,440
And General Counsel	1999	800,000	643,998	60,000	—	—	—	140,875

Douglas G. Sages (joined December 2001)	2001	$30,769	—	—	—	—	—	—
Executive Vice President, Chief Administrative Officer And Chief Financial Officer

Timothy Gerrity(8) (resigned December 2001)	2001	$752,500	—	$60,000	—	—		$3,341,102	(9)
Former Executive Vice President	2000	752,500	531,000	60,000	—	—		152,856
And Chief Financial Officer	1999	700,000	966,000	60,000	—	—		148,210

Brian Kane	2001	$700,000	$792,000	$60,000	—	—	—	$393,155	(10)
Executive Vice President,	2000	546,875	289,686	60,000	—	—	—	148,092
Chief Operating Officer	1999	450,000	100,000	60,000	—	—	—	74,290

Carol Hannah	2001	$752,500	$792,000	$60,000	—	—	—	$476,305	(11)
Executive Vice President — Sales	2000	752,500	568,625	60,000	—	—	—	135,294
	1999	700,000	450,000	60,000	—	—	—	117,567

(1)	The 2001, 2000 and 1999 amounts include bonuses earned under the 1994 Plan with the exception of the 2001 sign-on bonus for Francis X. Tirelli. See “— Description of Benefit Plans — 1994 Performance-Based Annual Incentive Compensation Plan.”

(2)	Amounts shown represent payments for non-accountable expense reimbursement allowances and the aggregate of other payments or benefits that do not individually exceed 25% of the total perquisite or personal benefits for Messrs. Tirelli, Pair, Sandler, Gerrity , Kane and Ms. Hannah. For 2001, the amounts with respect to the non-accountable expense reimbursement allowances were $10,000, $150,000, $60,000, $60,000, $60,000 and $60,000 for Messrs. Tirelli, Pair, Sandler, Gerrity and Kane and Ms. Hannah, respectively.

(3)	For 2001, these amounts represent payments under the Executive Long Term Disability Plan, Executive Life Insurance Plan, the Supplemental Executive Retirement Plan, the Herbalife International Employees 401(k) Profit Sharing Plan and Trust, the Executive Medical Plan, the Deferred Compensation Plan, interest earned on the Deferred Compensation Plan in excess of 120% of the Federal long term rate, private use of a Company-owned car, housing allowance, vacation pay-out and separation payments.

(4)	Mr. Tirelli’s amount represents $247 from the Executive Long Term Disability Plan and $1,230 from the Executive Medical Plan.

(5)	For additional information regarding amounts paid to Mr. Pair under a separation and general release agreement between the Company and Mr. Pair, see “— Employment Contracts, Termination of Employment and Change in Control Arrangements.”

(6)	Mr. Pair’s amount includes $2,960 from the Executive Long Term Disability Plan, $205,318 from the Executive Life Insurance Plan, $1,152,957 from the Supplemental Executive Retirement Plan, $5,100 from the 401(k) Tax-Sheltered Savings Plan, $42,468 from the Executive Medical Plan, $169,231 from the Deferred Compensation Plan, $30,964 from interest earned on the Deferred Compensation Plan in excess of 120% of the federal long term rate, $543,945 from vacation pay-out, and $2,678,283 from a separation payment.

(7)	Mr. Sandler’s amount includes $2,960 from the Executive Long Term Disability Plan, $5,783 from the Executive Life Insurance Plan, $5,100 from the 401(k) Tax-Sheltered Savings Plan, $10,551 from the Executive Medical Plan, $129,000 from the Deferred Compensation Plan, $61,110 from interest earned on the Deferred Compensation Plan in excess of 120% of the federal long term rate, and $45,150 from vacation pay-out.

(8)	For additional information regarding amounts paid to Mr. Gerrity under a separation and general release agreement between the Company and Mr. Gerrity, see “— Employment Contracts, Termination of Employment and Change in Control Arrangements.”

(9)	Mr. Gerrity’s amount includes $2,960 from the Executive Long Term Disability Plan, $7,314 from the Executive Life Insurance Plan, $1,010,219 from the Supplemental Executive Retirement Plan, $5,100 from the 401(k) Tax-Sheltered Savings Plan, $16,907 from the Executive Medical Plan, $112,875 from the Deferred Compensation Plan, $124,453 from interest earned on the Deferred Compensation Plan in excess of 120% of the federal long term rate, $444,221 from vacation pay-out, and $1,617,053 from a separation payment.

(10)	Mr. Kane’s amount includes $2,960 from the Executive Long Term Disability Plan, $5,100 from the 401(k) Tax-Sheltered Savings Plan, $10,551 from the Executive Medical Plan, $109,038 from the Deferred Compensation Plan, $58,431 from interest earned on the Deferred Compensation Plan in excess of 120% of the federal long term rate, and $60,109 from vacation pay-out. Mr. Kane’s private use of a Company owned car and housing allowance in the amounts of $26,966 and $120,000, respectively, are also included in this figure.

(11)	Ms. Hannah’s amount includes $2,960 from the Executive Long Term Disability Plan, $4,930 from the Executive Life Insurance Plan, $5,100 from the 401(k) Tax-Sheltered Savings Plan, $10,551 from the Executive Medical Plan, $112,875 from the Deferred Compensation Plan, $102,229 from interest earned on the Deferred Compensation Plan in excess of 120% of the federal long term rate, and $237,660 from vacation pay-out.

     Option Grants in Last Fiscal Year. No stock appreciation rights (“SARs”) or options to purchase shares of Class A Common Stock (“Class A Stock Options”) were granted during the fiscal year ended December 31, 2001 to the Named Executive Officers. The following table contains information concerning options to purchase shares of Class B Common Stock (“Class B Stock Options”) granted in 2001 to each of the Named Executive Officers. The per share exercise price of all options described below represents the fair market value of the Company’s Common Stock on the grant date.

Individual Grants

	Number of	Percent of			Grant
	Securities	Total Options			Date
	Underlying	Granted to	Exercise		Present
	Options	Employees in	Price Per	Expiration	Value
Name	Granted	Fiscal Year	Share (1)	Date	($)(2)

Francis X. Tirelli
Class A	—	—	—	—	—
Class B	500,000	100%	$11.30	11/1/2011	$1,570,041
Christopher Pair
Class A	—	—	—	—	—
Class B	—	—	—	—	—
Robert A. Sandler
Class A	—	—	—	—	—
Class B	—	—	—	—	—
Douglas G. Sages
Class A	—	—	—	—	—
Class B	—	—	—	—	—
Timothy Gerrity
Class A	—	—	—	—	—
Class B	—	—	—	—	—
Brian L. Kane
Class A	—	—	—	—	—
Class B	—	—	—	—	—
Carol Hannah
Class A	—	—	—	—	—
Class B	—	—	—	—	—

(1)	Represents the closing price of the Common Stock on the Nasdaq National Market on the date of grant.

(2)	In accordance with the rules of the Securities and Exchange Commission, we used the Black Scholes option pricing model to estimate the grant date present value of the options set forth in this table. We cannot predict or estimate the future price of our Common Stock, and no option pricing model, including the Black Scholes model, can accurately determine the value of an option. Accordingly, we cannot assure you that the value realized by an officer, if any, will be at or near the value estimated in accordance with the Black Scholes model. The assumptions that we used for the valuation include: 56.67% price volatility; 2.92% risk free rate of return; 6.5% dividend yield and options exercise averaging 3.0 year term. We did not make any adjustment for non-transferability or risk of forfeiture.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth information with respect to: (1) shares of Common Stock acquired upon exercise of Class A Stock Options and Class B Stock Options in 2001 and (2) unexercised options to purchase shares of Class A Common Stock or Class B Common Stock that were granted in prior years.

			Securities
			Underlying		Value of Unexercised
			Unexercised		In-the-Money
			Options at		Options at
	Shares		Fiscal Year-End(#)		Fiscal Year-End ($)(1)
	Acquired on	Value
Name	Exercise(#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Francis X. Tirelli
Class A	—	—	—	—	—	—
Class B	—	—	13,889	486,111	$26,250	$918,750
Christopher Pair
Class A	84,857	$468,835	—	—	—	—
Class B	25,000	$150,000	365,492	79,624	$2,140,577	$522,732
Robert A. Sandler
Class A	—	—	57,771	5,875	$359,336	$36,543
Class B	—	—	133,166	23,501	$874,235	$154,284
Douglas G. Sages
Class A	—	—	—	—	—	—
Class B	—	—	—	—	—	—
Timothy Gerrity
Class A	—	—	81,666	3,334	$516,556	$20,737
Class B	—	—	223,333	46,667	$1,466,181	$306,369
Brian Kane
Class A	—	—	31,250	1,667	$202,709	$10,369
Class B	—	—	68,000	3,334	$446,420	$21,888
Carol Hannah
Class A	11,667	$116,087	82,300	3,334	$516,729	$20,737
Class B	23,333	$216,764	216,999	46,667	$1,424,598	$306,369

(1)	Represents the difference between the market price of Common Stock on December 31, 2001 and the exercise price of the options.

     Description of Benefit Plans.

     1994 Performance-Based Annual Incentive Compensation Plan. The purpose of the 1994 Plan is to provide additional compensation as an incentive to certain key executives and consultants to attain specified performance objectives of the Company and its subsidiary and affiliated corporations and to ensure the continued availability of their full-time or part-time services to the Company. Specifically, the individuals entitled to participate in the 1994 Plan are those executive officers and consultants of the Company determined by the committee administering the 1994 Plan.

     The 1994 Plan was adopted in 1994 and amended and restated in 1996 and 1997; each such amendment was approved by the Company’s stockholders. The 1994 Plan was further amended by the Board in 1999. The Plan was amended, restated and approved in 2001.

     The 1994 Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”), which consists of two or more Board members who are “outside directors” under Section 162(m) of the Code and “non-employee directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

     The amount of an available award to a participant or the aggregate amount of available awards to all participants for each award period is determined based upon an objective computation (the “Formula”) of the actual performance of the Company relative to pre-established performance goals. The performance goal or goals included in the Formula for each award period are selected by the Compensation Committee from among the following performance measures: level of retail sales (in the aggregate or for a particular category or categories of retail sales); net cash flow; net income; operating income; earnings per share; return on sales; reduction in expenditure levels for a particular category or categories of expenses versus a prior period; return on total capital; return on equity; and increase in the Common Stock price over a specified time period.

     The Compensation Committee determines the performance measure or measures, the performance goal or goals and all computations included within each Formula, each of which may be different for different award periods or for different participants within a single award period. The Compensation Committee does not have the discretion to increase any award to an amount in excess of that determined in accordance with the 1994 Plan and the Formula applicable to a particular award period. However, the Compensation Committee, may, in its discretion, (a) designate in advance a maximum dollar award for any award period with respect to any participant, and/or (b) designate in advance that certain other incentive award payments (under the 1994 Plan or otherwise) made to a participant will be deducted from award amounts otherwise earned under the 1994 Plan and/or (c) decrease any award under the 1994 Plan. Notwithstanding anything in the 1994 Plan to the contrary, no participant is entitled to earn in excess of $10 million under the 1994 Plan with respect to any single calendar year.

     Award periods under the 1994 Plan may be quarters, calendar years or such other periods as the Compensation Committee may designate. The Compensation Committee designates all award periods, performance measures, performance goals and other aspects of each Formula. The Compensation Committee must designate all performance measures, performance goals and other aspects of each Formula not later than the date on which 25% of the award period has elapsed. In no case, however, can the Compensation Committee make such a designation later than 90 days after the beginning of an award period.

     To be entitled to receive a full award with respect to an award period, a participant must generally continue to be employed by the Company or rendering services to the Company on the last day of the award period. If a participant’s employment with the Company terminates during an award period, he will generally receive a prorated award based upon satisfaction of performance goals for the entire award period, with the proration formula to be set by the Compensation Committee in its discretion when it sets the performance goals for the performance period. The proration formula may provide, however, that if a participant dies or becomes disabled during an award period, he or his designated beneficiaries will receive the entire amount of the award he would have received if he had continued in employment until the end of the award period and the performance goals had been satisfied.

     No award can be paid (except in the case of a participant’s death or disability) unless the Compensation Committee certifies that the objective performance goal or goals for the award have been satisfied and that the amount of the award is no greater than that dictated by the Formula for the applicable award period. The Compensation Committee makes such determinations by means of written resolutions of the Compensation Committee that are maintained in the records of the Company.

     Awards pursuant to the 1994 Plan may be made, at the discretion of the Compensation Committee, in cash, through the issuance of shares of Class A Common Stock or Class B Common Stock, or through a combination of any of the foregoing methods. The total number of shares of Common Stock that may be issued under the 1994 Plan in any fiscal year of the Company, and the total number of shares of Common Stock that may be issued under the 1994 Plan in any fiscal year of the Company to any single participant, may not exceed 5% of the number of issued and outstanding shares of Common Stock at the beginning of the prior fiscal year.

     Awards under the 1994 Plan are subject to withholding for applicable employment and income taxes. The Compensation Committee may, in its discretion and subject to the consent of each affected participant, approve the advance of all or a portion of a target cash award to a participant prior to the conclusion of an award period. Each such advance, if made, is a full recourse obligation of the participant and bears interest from the date of the advance until repaid or deemed earned at the applicable Federal rate (as specified in the 1994 Plan) for loans of comparable term. Each such advance is evidenced by a promissory note executed by the participant and delivered to the Company.

     The 1994 Plan will continue in place until terminated by the Board of Directors. The Board of Directors may from time to time amend, suspend or terminate, in whole or in part, any or all of the provisions of the 1994 Plan; provided, however, that no such action will adversely affect the right of any participant with respect to (a) any award to which he or she may have become entitled under the 1994 Plan prior to the effective date of such amendment, suspension or termination, or (b) any award period that commenced prior to the taking of such action by the Board.

     1991 Option Plan. The purpose of the Amended and Restated 1991 Stock Option Plan (the “Option Plan”) is to secure for the Company and its stockholders the benefits arising from stock ownership by key employees, directors, consultants and other persons selected by the Compensation Committee, which administers the Option Plan. As of December 31, 2001, approximately 150 persons were eligible to participate in the Option Plan.

     The Option Plan was amended and restated in 1996. The amendment and restatement of the Option Plan was approved by the Company’s shareholders at the Company’s 1996 Annual Meeting. This Plan expires on March 8, 2006.

     Options granted under the Option Plan may be designated as (1) “incentive stock options” for federal income tax purposes or (2) options that are not qualified for this treatment, or “non-qualified stock options.” All options granted under the Option Plan are non-transferable (except that limited estate planning and similar transfers of non-qualified stock options are permitted) and are exercisable in installments determined by the Compensation Committee, except that each option is to be exercisable in minimum annual installments of 20% commencing with the first anniversary of the option’s grant date. Each option granted has a term specified in the option agreement, but all options expire no later than ten years from the date of grant. Incentive stock options granted to a person holding more than 10% of the total voting power of capital stock must expire within five years from the date of grant.

     In the case of incentive stock options, the exercise price must be at least equal to 100% of the fair market value of the Company’s Common Stock on the date the option is granted. The exercise price for incentive stock option grants to a person holding more than 10% of the total voting power of capital stock must equal 110% of the fair market value of the Company’s Common Stock. The exercise price of a non-qualified option need not be equal to the fair market value of the Company’s Common Stock at the date of grant, but may be granted with any exercise price that is not less than 85% of fair market value at the time the option is granted, as the Compensation Committee may determine.

     Deferred Compensation Plans. The Company maintains two deferred compensation plans for select groups of management or highly compensated employees: (1) the Herbalife Management Deferred Compensation Plan, effective January 1, 1996 (the “Management Plan”), which is applicable to directors and vice presidents; and (2) the Herbalife Senior Executive Compensation Plan, effective January 1, 1996 (the “Senior Executive Plan”), which is applicable to eligible employees at the rank of Senior Vice President and higher. The Management Plan and the Senior Executive Plan are referred to as the “Deferred Compensation Plans.” The Deferred Compensation Plans were amended and restated effective January 1, 2001.

     The Deferred Compensation Plans are unfunded and their benefits are paid from general assets of the Company, except that the Company has contributed amounts to a “rabbi trust” whose assets will be used to pay benefits if the Company remains solvent, but can be reached by creditors of the Company if the Company becomes insolvent. The Deferred Compensation Plans allow eligible employees, who are selected by the administrative committee that manages and administers the plans (the “Deferred Compensation Committee”), to elect annually to defer up to 50% of their annual base salary and up to 100% of their annual bonus for each calendar year (the “Annual Deferral Amount”). The Company makes matching contributions on behalf of each participant in the Senior Executive Plan (“Herbalife Matching Contributions”). Before January 1, 2002, the Herbalife Matching Contributions were 100% of the amount deferred by each participant from the participant’s annual base salary, up to (1) 15% of the participant’s annual base salary in the case of a participant who was an Executive Vice President, (2) 12.5% of the participant’s annual base salary in the case of a participant who was a Senior Vice President, and (3) 10% (or such greater percentage, not to exceed 15%, that the Deferred Compensation Committee may have determined in the case of any particular participant) of the participant’s annual base salary in the case of any other participant. Furthermore, the Compensation Committee could designate any participant to receive an Herbalife Matching Contribution of 20% of his or her annual base salary if the Annual Deferral Amount of such designated participant equaled or exceeded 10% of such designated participant’s annual base salary. The Compensation Committee designated Mr. Pair to receive the enhanced Herbalife Matching Contributions. In connection with a separation and general release agreement between Mr. Pair and the Company, Mr. Pair received a payment under the Deferred Compensation Plan and, as a result, is not entitled to any further payments under this plan. For more information regarding payments made to Mr. Pair under this separation and general release agreement, see “— Employment Contracts, Termination of Employment and Change in Control Arrangements.” Effective January 1, 2002, the Senior Executive Plan was amended to provide that the amount of the Herbalife Matching Contributions is to be determined by the Company in its discretion.

     Each participant in a Deferred Compensation Plan may determine how his or her Annual Deferral Amount and Herbalife Matching Contributions (if any) will be deemed to be invested by choosing among several investment funds or indices designated by the Deferred Compensation Committee. The Deferred Compensation Plans, however, do not require the Company to actually acquire or hold any investment fund or other assets to fund the Deferred Compensation Plans. The entire interest of each participant in a Deferred Compensation Plan is always fully vested and nonforfeitable. In connection with a participant’s election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount and the Herbalife Matching Contributions attributable thereto plus earnings and payable two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred. Subject to the short term payout provision and specified exceptions for unforeseeable financial emergencies, a participant may not withdraw, without incurring a ten percent (10%) withdrawal penalty, all or any portion of his or her account under the Deferred Compensation Plans prior to the date that such participant either (1) is determined by the Deferred Compensation Committee to have incurred permanent and total disability or (2) dies or otherwise terminates employment with the Company.

     Retirement Plan. The Company adopted, effective September 1997, a Supplemental Executive Retirement Plan (the “Retirement Plan”) providing retirement benefits for a select group of management and highly compensated employees. The Retirement Plan was amended in October 2000. The Retirement Plan is unfunded and its benefits are paid from general assets of the Company, except that the Company has contributed amounts to a “rabbi trust” whose assets will be used to pay benefits if the Company remains solvent, but can be reached by creditors of the Company if the Company becomes insolvent. The normal retirement benefit under the Retirement Plan is 60 quarterly installment payments commencing at age 65, each of which equals one-quarter of 2.00% of “compensation” times the number of years of service, up to 20 years. The term “compensation” for this purpose means the average yearly base compensation of the five calendar years within the last 10 years of employment that would yield the highest average. A participant may elect at any time to receive a lump sum equal to 90% of the actuarial equivalent of his or her vested benefits under the Retirement Plan, in which case the participant will forfeit his or her remaining benefits under such plan and cease to participate in such plan.

     A participant who reaches the “early retirement date” may choose to retire and to receive an early retirement benefit equal to the normal retirement benefit. A participant who becomes disabled will receive a benefit equal to his normal retirement benefit. A participant generally reaches his or her early retirement date when he or she completes 10 years participation in the plan and reaches age 55. Under the Retirement Plan, the Company may, in its discretion, credit a participant with additional years of service as of a participant’s date of hire or date of participation in the Retirement Plan. An employee whose employment with the Company terminates before he or she reaches his or her early retirement date will receive the actuarial equivalent of his or her vested benefits paid in a lump sum within 90 days of the termination. A participant becomes fully vested in his or her interest in the Retirement Plan on his or her normal or early retirement date, death, or disability. If a participant’s employment is terminated for cause, the Company has the discretion to reduce his or her vested benefit to zero. In all other cases, the Company determines a participant’s vested interest as follows:

Vested
Years of Participation in Plan	Percentage

less than 5	0%
5	20
6	40
7	60
8	80
9	100

     The administrator of the Retirement Plan has the discretion to credit a participant with additional years of service as of his or her commencement of participation in the Retirement Plan.

     For illustration purposes only, the following table provides examples of the annual benefit payable under the Retirement Plan beginning at age 65.

	Years of Service

Compensation	15	20	25	30	35

$125,000	$37,500	$50,000	$50,000	$50,000	$50,000
150,000	45,000	60,000	60,000	60,000	60,000
175,000	52,500	70,000	70,000	70,000	70,000
200,000	60,000	80,000	80,000	80,000	80,000
225,000	67,500	90,000	90,000	90,000	90,000
250,000	75,000	100,000	100,000	100,000	100,000
275,000	82,500	110,000	110,000	110,000	110,000
300,000	90,000	120,000	120,000	120,000	120,000
400,000	120,000	160,000	160,000	160,000	160,000
500,000	150,000	200,000	200,000	200,000	200,000
600,000	180,000	240,000	240,000	240,000	240,000
700,000	210,000	280,000	280,000	280,000	280,000
800,000	240,000	320,000	320,000	320,000	320,000
900,000	270,000	360,000	360,000	360,000	360,000
1,000,000	300,000	400,000	400,000	400,000	400,000
1,100,000	330,000	440,000	440,000	440,000	440,000
1,200,000	360,000	480,000	480,000	480,000	480,000

     Messrs. Tirelli, Sages, Sandler, Kane and Ms. Hannah have 0, 0, 5, 8, and 17 years of participation, respectively. “Compensation” covered by the Retirement Plan is equal to the amounts set forth in “Summary Compensation Table” under the heading “Salary.” In connection with separation and general release agreements between the Company and Messrs. Pair and Gerrity, Messrs. Pair and Gerrity each received a payment under the Retirement Plan and, as a result, are not entitled to any further payments under this plan. For more information regarding payments made to Messrs. Pair and Gerrity under these separation and general release agreements, see “— Employment Contracts, Termination of Employment and Change in Control Arrangements.”

     401(k) Profit Sharing Plan. The Company maintains a tax-qualified profit sharing plan pursuant to Sections 401(a) and 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan allows any eligible employee, including specified common-law employees, to contribute each pay period from 2% to 17% of the employee’s earnings (but not in excess of $11,000 per year, as adjusted after 2002) or $12,000 in the case of those participants over 50 years of age for investment in mutual funds held by the 401(k) Plan’s trust. The Company makes contributions to the 401(k) Plan in an amount equal to 3% of the earnings of each employee who elects to defer 2% or more of his or her earnings. The 401(k) Plan also imposes restrictions on the aggregate amount that may be contributed by higher-paid employees in relation to the amount contributed by the remaining employees. A participating employee is fully vested at all times in his or her contributions and in the trust fund’s earnings attributable to his or her contributions. The employee has no vested interest in the Company’s contributions and earnings of the trust fund attributable to the Company’s contributions until he or she completes three years of service with the Company, and the employee is not fully vested in the Company’s contributions and earnings of the trust fund attributable to the Company’s contributions until he or she has completed five years of service with the Company. To comply with changes in the law, the Plan will be amended, effective January 1, 2002, to provide that an employee is 20% vested after two years of service, and 40% vested after three years of service. However, an employee becomes fully vested in the Company’s contributions and earnings of the trust fund attributable to the Company’s contributions (1) upon the employee’s death, (2) upon the employee’s disability, or (3) upon the employee reaching the 401(k) Plan’s normal retirement age, which is the latter of age 65 and the completion of five years of service with the Company. An employee may not withdraw all or any portion of his or her account prior to the date that the employee either (1) incurs a hardship or (2) terminates employment with the Company.

     Executive Medical Plan. The Executive Medical Plan is an insured hospital and medical reimbursement plan covering executives and key employees and their dependents during the executive or employee’s employment by the Company. The Executive Medical Plan provides coverage of medical expenses incurred beyond the Company’s basic plan. For the fiscal year ended December 31, 2001, the Executive Medical Plan’s cost to the Company was approximately $92,258.

     Executive Long-Term Disability Plan. The Executive Long-Term Disability Plan is an insured disability plan covering executives and key employees. It provides for extended disability insurance for its participants with premiums paid by the Company. For the fiscal year ended December 31, 2001, the Executive Long-Term Disability Plan’s cost to the Company was approximately $15,047.

     Executive Life Insurance Plan. The Executive Life Insurance Plan covers executives and key employees and provides for life insurance benefits in excess of those available under the Company’s basic plan. Premiums are paid by the Company. For the fiscal year ended December 31, 2001, the Executive Life Insurance Plan’s cost to the Company was approximately $223,346.

     Employment Contracts, Termination of Employment and Change in Control Arrangements.

     Effective as of June 29, 2000, the Company adopted the Herbalife International, Inc. Senior Executive Change in Control Plan (the “Change in Control Plan”). Eligible employees (each an “Eligible Employee” and, collectively, the “Eligible Employees”) are senior executives designated by the Board of Directors. The Named Executive Officers who are currently Eligible Employees are Messrs. Sandler and Kane and Ms. Hannah.

     Under the Change in Control Plan, in the event of a Change in Control (as defined in the Change of Control Plan), each Eligible Employee is entitled to receive a severance payment (a “Change in Control Payment”) equal to three times such Eligible Employee’s compensation. Compensation is defined as the Eligible Employee’s annual base salary in effect immediately prior to the Change in Control plus an amount equal to his or her cash bonus received in the last full fiscal year prior to the Change in Control. The Change in Control Payment will be reduced to the extent the Company is required to make severance payments to the Eligible Employee under Worker Adjustment and Retraining Notification Act, 29 U.S.C. § 2101 et seq. or other severance arrangements between the Eligible Employee and the Company. The Change in Control Payment will also be reduced to the extent necessary to preserve the Company’s deduction for the Change in Control Payment under Section 280G of the Code, and to prevent the Eligible Employee from being subject to an excise tax on the Change in Control Payment under Section 4999 of the Code. Each Eligible Employee is also entitled to receive health benefits coverage for a period up to three years following his or her termination of employment.

     In consideration of the Change in Control Payment, each Eligible Employee is required to agree (1) to enter into a Separation and General Release Agreement with the Company, (2) not to use or disclose Confidential Information of the Company (as defined in the Change in Control Plan), and (3) not to solicit employees and distributors of the Company for a two-year period.

     Executive Retention Plan. Effective as of March 15, 2001, the Company adopted the Herbalife 2001 Executive Retention Plan (the “Executive Retention Plan”). The purpose of the Executive Retention Plan is to provide financial incentives for a select group of management and highly compensated employees of the Company and its subsidiaries to continue to provide services to the Company and its subsidiaries during the critical period immediately before and immediately after certain Change in Control events. The participants in the Executive Retention Plan are a select group of management and highly compensated employees who are designated by the administrative committee of the Executive Retention Plan (the “Administrative Committee”). The Administrative Committee is appointed by the Company’s Board. At present, the Committee has designated Messrs. Sandler, Kane, Klein and Ms. Hannah and seven other senior executives to participate in the Executive Retention Plan.

     A participant becomes eligible to receive a benefit under the Executive Retention Plan if he or she is employed by the Company or its subsidiaries 90 days before a “Change in Control” occurs, and either (a) stays employed by the Company or its subsidiaries during the period beginning 90 days before the Change in Control occurs and ending six months after the Change in Control occurs, or (b) dies, retires, becomes disabled or has his or her employment involuntarily terminated, during the period beginning 90 days before the Change in Control occurs and ending six months after the Change in Control occurs. For purposes of the Executive Retention Plan, a “Change in Control” includes (i) the acquisition by any person or group (excluding the Estate of Mark Hughes, the Mark Hughes Family Trust, or any persons or entities who receive distributions of securities of the Company from such estate or trust) of more than 50% of the combined voting power of the Company, (ii) the ceasing of the existing directors as of the Company’s 2000 annual shareholders meeting to constitute more than 50% of the number of authorized directors of the Company, except to the extent that new directors were approved by a vote of at least 50% of the existing directors, (iii) a merger, consolidation, or reorganization of the Company, or a sale or other disposition of all or substantially all of the Company’s assets, if, as a result of such a transaction, the persons who were shareholders of the Company immediately before the transaction do not own at least 50% of the combined voting power of the entities surviving or resulting from such transaction, or of the purchaser of such assets, (iv) the filing of a bankruptcy petition by or against the Company, the making by the Company of a general assignment for the benefit of creditors, or the appointment on behalf of the Company of a receiver, liquidator, trustee, or similar person. A transaction described in clauses (i), (ii), or (iii) of the preceding sentence, however, shall not constitute a “Change in Control” if, in connection with the transaction, the Company’s Board of Directors terminates the Company’s Share Purchase Rights Plan, amends the Share Purchase Rights Plan to exempt the transaction from the application of the Share Purchase Rights Plan, or redeems the rights issued under the Share Purchase Rights Plan. As a result, any Change of Control transaction described in clauses (i) — (iii) above that is negotiated with or approved by the Board will generally not result in the payment of any benefits pursuant to the Executive Retention Plan. On April 10, 2002, the Company’s Board of Directors amended the Share Purchase Rights Plan so that the proposed merger transaction by and among the Company, WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp. shall not be deemed to be a Change in Control under the Executive Retention Plan. Thus, the proposed merger, if consummated, will not result in the payment of any benefits pursuant to the Executive Retention Plan.

     The Company has established the Herbalife 2001 Executive Retention Trust to provide benefits under the Executive Retention Plan. The Executive Retention Trust is an irrevocable trust established with an institutional trustee. The Administrative Committee of the Executive Retention Plan will establish an individual account in the Executive Retention Trust for each participant in the Executive Retention Plan. Until the occurrence of a Change in Control, the Administrative Committee will control the investment of the assets in the Executive Retention Trust, and will determine the allocation of the assets of the Executive Retention Trust to the individual accounts of participants. Each participant who qualifies for a benefit under the Executive Retention Plan will receive a lump sum benefit equal to the dollar amount in his or her individual account in the Executive Retention Trust. The benefit shall be paid within 90 days after the participant qualifies for the benefit. If a participant’s employment with the Company or its subsidiaries terminates before the participant qualifies for a benefit under the Executive Retention Plan, the participant’s account in the Executive Retention Trust will revert to the Company. A participant’s benefit under the Executive Retention Plan will be reduced, however, if the reduction is necessary to maximize the amount that the participant would retain after payment of federal and state income taxes and excise taxes under Section 4999 of the Code. As of March 31, 2002, the value of the assets in the Executive Retention Trust was $7,165,000.

     Employment Contracts. The Company has entered into executive employment agreements (each, an “Employment Agreement”) with each of the following Named Executive Officers: Francis X. Tirelli, Robert A. Sandler, Brian L. Kane and Carol Hannah (the “Executive Officers”). The Employment Agreements with Messrs. Sandler and Kane and Ms. Hannah became effective as of August 20, 2000. The Employment Agreement with Mr. Tirelli became effective November 1, 2001. The Employment Agreements for each of Messrs. Kane and Sandler and Ms. Hannah are for a three year term. The Employment Agreement for Mr. Tirelli is for a one year term.

     Under the terms of each Employment Agreement, in addition to his or her annual salary, each Executive Officer is entitled to participate in incentive compensation plans on the same basis as other comparable level executives. Each Executive Officer is also entitled to certain other benefits paid for by the Company, including, among other things, an automobile allowance (beginning January 1, 2002, the automobile allowance became part of each Executive Officer’s base pay) and participation in various benefit plans.

     Under the terms of each Employment Agreement, if, at any time during the term of the Employment Agreement, (1) the Company terminates the executive’s employment without Cause (as defined in such agreement) or (2) the executive terminates his or her employment for Good Reason (as defined in such agreement), the Company must pay the executive (in addition to all accrued base salary, bonus, benefits and other amounts the executive is entitled to) base salary and target bonus for the balance of the Term (as defined in the Agreement) plus one additional year of base salary and target bonus. The executive is also entitled to receive all other benefits for a period of two years following the termination. If the executive (1) dies or (2) becomes disabled at any time during the term of the Employment Agreement, upon the Death or Disability of the executive (as defined in such agreement), the Company must pay the executive or his or her beneficiaries or estate (in addition to all accrued base salary, bonus, benefits and other amounts the executive is entitled to) executive’s base salary and target bonus for the balance of the year plus one additional year of base salary and target bonus.

     In the event the executive’s employment is terminated by the Company without Cause, all stock option entitlements and agreements shall continue in full force and effect and stock options shall vest pursuant to the executive’s vesting schedules as if the executive’s employment had not been terminated. In the event of the executive’s termination for any other reason, all unvested options will terminate upon the effective date of such termination.

     Mr. Tirelli is engaged as President and Chief Executive Officer of the Company. For his services, Mr. Tirelli is entitled to receive an annual salary of $900,000. Mr. Sandler is engaged as Executive Vice President, General Counsel and Secretary of the Company. For his services, Mr. Sandler is entitled to receive an annual salary of $860,000. Mr. Kane is engaged as Executive Vice President and Chief Operating Officer of the Company. For his services, Mr. Kane is entitled to receive an annual salary of $700,000. Ms. Hannah is engaged as Executive Vice President — Sales of the Company. For her services, Ms. Hannah is entitled to receive an annual salary of $752,500.

     The Company also entered into an at-will employment agreement with Douglas G. Sages on December 5, 2001 (the “Sages Employment Agreement”). Under the terms of this agreement, the Company agreed to pay certain moving and relocation expenses. In addition, under the terms of the Sages Employment Agreement, if the Company terminates Mr. Sages without Cause, the Company must pay Mr. Sages (in addition to all accrued base salary, bonus, benefits and other amounts he is entitled to) one additional year of base salary and target bonus. Mr. Sages is also entitled to receive all other benefits for a period of one year following the termination, as well as the use of senior executive outplacement services until a mutually acceptable replacement position is obtained for him. Under the terms of the Sages Employment Agreement, Mr. Sages is also entitled to participate in incentive compensation plans and receive certain other benefits.

     Mr. Sages is engaged as Executive Vice President, Chief Administrative Officer and Chief Financial Officer of the Company. For his services, Mr. Sages is entitled to receive an annual salary of $500,000.

     Termination of Employment. The Company has entered into Separation and General Release Agreements with each of Christopher Pair and Timothy Gerrity. The Separation and General Release Agreement with Mr. Pair (the “Pair Separation Agreement”) became effective on October 19, 2001 and the Separation and General Release Agreement with Mr. Gerrity (the “Gerrity Separation Agreement”) became effective on December 31, 2001.

     Under the Pair Separation Agreement, Mr. Pair is entitled to (1) a payment of $547,975, which was paid to him on October 22, 2001, (2) a payment of $1,140,000, which was paid to him on October 22, 2001, (3) eight separate quarterly payments, each in the amount of $201,500, which commenced on November 1, 2001, and (4) a final payment of $248,000, to be paid simultaneously with the last quarterly payment of $201,500. In addition, under this agreement, the Company paid Mr. Pair the $1,152,957 he was entitled to under the Company’s Senior Executive Retirement Plan, as well as the $1,639,645 he was entitled to under the Company’s Senior Executive Deferred Compensation Plan. All payments made to Mr. Pair under this agreement are to be made less applicable withholding requirements. The Pair Separation Agreement further provides that Mr. Pair is entitled to exercise his vested stock options for 90 days following the date of such agreement and that his unvested options will continue to be outstanding until September 1, 2002 and will accelerate under certain circumstances. Under this agreement, Mr. Pair transferred all of his interests in Herbalife of Japan K.K. (“Herbalife of Japan”) to the Company.

     Under the Gerrity Separation Agreement, Mr. Gerrity is entitled to (1) a payment of $381,443, which was paid to him on January 2, 2002 and (2) four separate quarterly payments, each in the amount of $400,000, commencing on June 30, 2002. In addition, under this agreement, the Company paid Mr. Gerrity the $1,010,219 he was entitled to under the Company’s Senior Executive Retirement Plan, as well as the $3,052,169 he was entitled to under the Company’s Senior Executive Deferred Compensation Plan. All payments made to Mr. Gerrity under this agreement are to be made less applicable withholding requirements. The Gerrity Separation Agreement further provides that Mr. Gerrity is entitled to exercise his vested stock options for 90 days following the date of such agreement and that his unvested options will continue to be outstanding until December 31, 2002 and will accelerate under certain circumstances. Under this agreement, Mr. Gerrity transferred all of his interests in Herbalife of Japan to the Company.

     Compensation Committee Interlocks and Insider Participation. During 2001, the Compensation Committee consisted of Messrs. Edward Hall, Christopher Miner, Jeffrey Glassman and Frank Tirelli. On November 20, 2001, Mr. Tirelli resigned from the Compensation Committee.

     Performance Graph

     The graph set forth below shows the value of an investment of $100 on December 31, 1996 in each of (1) the Class A Common Stock, (2) the Nasdaq Composite Index and (3) a designated peer group (the “Peer Group”). All values assume the reinvestment of any dividends and are calculated as of December 31st of each year.

     The Peer Group is comprised of publicly traded companies possessing the following characteristics similar to those of the Company:

•	Size, as measured by net sales;

•	Similarity in selling methodology;

•	Distribution of comparable products, including the distribution of weight control products, health and nutritional supplements, and skin, hair or other personal care products; and/or

•	Relatively high insider ownership.

Companies included in the Peer Group are: Mannatech, Inc.; Market America, Inc.; Nature’s SunshineProducts, Inc.; Nu Skin Enterprises, Inc.; Reliv International, Inc. and Usana Health Sciences, Inc.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG
THE COMPANY, THE NASDAQ COMPOSITE INDEX AND THE PEER GROUP*

	Herbalife - Class A
	Common Stock	Nasdaq Composite Index	Peer Group

12/31/96	100.00	100.00	100.00
12/31/97	66.27	122.48	70.76
12/31/98	46.46	172.68	77.38
12/31/99	49.20	320.89	40.84
12/31/00	27.65	193.01	23.10
12/31/01	55.01	153.15	41.89

*	The stock price performance shown in the performance graph for the Class A Common Stock is historical and is not necessarily indicative of future stock price performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table lists, as of March 8, 2002, information as to the beneficial ownership of Class A Common Stock and Class B Common Stock by (i) each of the Company’s directors, (ii) the Company’s Chief Executive Officer and each of the other executive officers named in the Summary Compensation Table under “Compensation of Directors and Executive Officers — Executive Compensation” below, (iii) all directors and executive officers as a group, and (iv) each person or entity believed by the Company to beneficially own more than five percent (5%) of the Common Stock outstanding. In each instance, information as to the number of shares owned and the nature of ownership has been provided by the individuals identified or described and is not within the direct knowledge of the Company.

	Number of		Number of
	Shares of	Percent of	Shares of	Percent of
Name and Address of	Class A	Class A	Class B	Class B	Percent of
Beneficial Owner (1)	Common Stock	Common Stock	Common Stock	Common Stock	Common Stock

Mark Hughes Family Trust(2)	6,271,001	55.4%	6,792,001	32.7%	40.7%
1800 Century Park East Los Angeles, CA 90067
Francis X. Tirelli(3)	0	0	83,334	0.4%	0.3%
1800 Century Park East Los Angeles, CA 90067
Conrad Lee Klein(4)(5)	97,916	0.9%	195,834	0.9%	0.9%
1800 Century Park East Los Angeles, CA 90067
John Reynolds(4)	66,696	0.6%	195,592	0.9%	0.8%
1800 Century Park East Los Angeles, CA 90067
Robert A. Sandler(5)	59,729	0.5%	137,083	0.7%	0.6%
1800 Century Park East Los Angeles, CA 90067
Brian Kane (5)	32,917	0.3%	71,334	0.3%	0.3%
1800 Century Park East Los Angeles, CA 90067
Carol Hannah(10)	97,301	0.9%	246,999	1.2%	1.1%
1800 Century Park East Los Angeles, CA 90067
Douglas G. Sages (7)	0	0	0	0	0
1800 Century Park East Los Angeles, CA 90067
Christopher Pair(4)(6)	0	0	0	0	0
9903 Santa Monica Blvd. Beverly Hills, CA 90012
Timothy Gerrity(8)	25,966	0.2%	223,333	1.1%	0.8%
6601 Center Drive West Suite 350 Los Angeles, CA 90045
Edward J. Hall(9)	27,667	0.2%	85,333	0.4%	0.4%
1800 Century Park East Los Angeles, CA 90067
Christopher M. Miner(5)	22,533	0.2%	76,667	0.4%	0.3%
1800 Century Park East Los Angeles, CA 90067
Jeffrey L. Glassman	0	0	0	0	0
1800 Century Park East Los Angeles, CA 90067
Fidelity Management & Research Company(11)	1,270,000	11.2%	2,411,000	11.6%	11.5%
82 Devonshire Street Boston, MA 02109
All executive officers and directors as a group (11 persons)(12)	6,701,726	57.4%	8,107,510	37.1%	44.2%

(1)	To the Company’s knowledge, the persons in this table have sole voting, investment, and dispositive power, either directly or through one or more entities controlled by such person, with respect to all shares of the Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2)	Excludes 183,333 shares of Class A Common Stock and 366,666 shares of Class B Common Stock owned by the Herbalife Family Foundation. Includes 875,001 shares of Class A Common Stock and 999,999 shares of Class B Common Stock owned by the Estate of Mark Hughes.

(3)	Mr. Tirelli became President and Chief Executive Officer effective November 1, 2001. Consists of shares issuable upon exercise of stock options that are exercisable presently or within 60 days.

(4)	The Mark Hughes Family Trust (the “Trust”) has three co-trustees (each of who shall be referred to as a “Co-Trustee” and collectively as the “Co-Trustees”): Messrs. Pair, Klein and Reynolds. The Trust is a trust organized under the laws of the State of California.

As a result of the death of Mark Hughes on May 21, 2000, the Trust became irrevocable, Mark Hughes ceased to be sole trustee thereof, and the Co-Trustees acquired voting and dispositive power over all of the Herbalife shares formerly beneficially owned or controlled by Mr. Hughes. At the present time, all decisions of the Trust are made by a majority of the three Co-Trustees and no single Co-Trustee has the right, by himself, to take action on behalf of the Trust, unless authorized to do so by a majority of the three Co-Trustees. Two of the Co-Trustees, Conrad Lee Klein and John Reynolds, also act as directors of the Herbalife Family Foundation, but have no pecuniary interest in the shares owned by the Herbalife Family Foundation.

As set forth in this table, each of the Co-Trustees owns certain securities of the Company in which the Trust has no interest.

(5)	Consists of shares issuable upon exercise of stock options that are exercisable presently or within 60 days.

(6)	Mr. Pair’s employment with the Company terminated on October 19, 2001.

(7)	Mr. Sages became Executive Vice President, Chief Administrative Officer and Chief Financial Officer effective December 10, 2001.

(8)	Mr. Gerrity’s employment with the Company terminated on December 31, 2001.

(9)	Includes 25,334 shares of Class A Common Stock and 80,667 shares of Class B Common Stock issuable upon exercise of stock options which are exercisable presently or within 60 days.

(10)	Includes 85,634 shares of Class A Common Stock and 223,666 shares of Class B Common Stock issuable upon exercise of stock options which are exercisable presently or within 60 days.

(11)	Information based on Bloomberg service report, as of April 2, 2002.

(12)	Includes an aggregate of 350,029 shares of Class A Common Stock and 1,091,918 shares of Class B Common Stock issuable upon exercise of stock options which are exercisable presently or within 60 days.

Item 13. Certain Relationships and Related Transactions

     In 1996, the Company began to seek regulatory approvals to make an initial public offering of shares of Herbalife of Japan K.K. in Japan. On December 30, 1996, in preparation for the possible offering, the Company sold shares of Herbalife of Japan K.K. to some of its directors and executive officers, as well as to resident managers of Herbalife of Japan K.K., as an incentive for increased efforts to facilitate the operation of the Herbalife of Japan K.K. business and the success of the offering. The following table lists the purchasers of the shares, the percentage of Herbalife of Japan K.K.’s outstanding shares represented thereby, and the purchase price paid by each individual as of the date of the sale:

	Percentage of
	Herbalife of
	Japan K.K.	Aggregate
Name	Shares	Price(1)

Mark Hughes (2)	5.000%	$3,300,000
Christopher Pair	0.575	379,500
Timothy Gerrity	0.575	379,500
Other	0.850	561,000

Total	7.000%	$4,620,000

(1)	The purchase price for shares of Herbalife of Japan was denominated in Japanese yen. The dollar amounts reflect conversion at the yen-to-dollar exchange rate in effect on the date of purchase of the shares.

(2)	Mr. Hughes died on May 21, 2000. The shares of Herbalife of Japan, K.K. formerly owned by Mr. Hughes are held by the Estate of Mark Hughes.

     The purchase price for the shares was determined, in part, based upon a formula prescribed by a Japanese regulatory authority responsible for some aspects of public offerings of securities in that country, as applied to Herbalife of Japan, K.K.’s 1995 results of operations. The Board of Directors separately sought and obtained a valuation of the shares from an independent investment banking firm, Houlihan, Lokey, Howard & Zukin, Inc., which rendered an opinion to the effect that the fair market value of the capital stock of Herbalife of Japan was $66 million. This amount was in excess of the formula prescribed by the Japanese regulatory authority. Consequently, the purchase price per share was increased to the fair market value of the shares, as indicated in the Houlihan, Lokey, Howard & Zukin opinion. The Board of Directors, based in part on the Houlihan, Lokey, Howard & Zukin opinion and the determination of price derived under the formula (which is utilized generally in Japan in connection with public offerings), and taking into account the uncertainty of completion of the offering in Japan and other pertinent factors, has determined that the purchase price reflects the fair market value of the shares.

     For each of the foregoing individuals, the purchase price for the shares was paid approximately 30% in cash and approximately 70% in the form of a full recourse promissory note bearing interest at 6.31% per annum in the case of Mr. Hughes (loan denominated in U.S. dollars) and 2.125% per annum in the case of each individual other than Mr. Hughes (loans denominated in Japanese yen), with principal and accrued interest payments due over five years ending December 31, 2001. As of December 31, 2001, there was no outstanding principal and accrued obligations on the promissory notes.

     In 2001, Messrs. Pair and Gerrity each received dividends on their respective shares in the amounts of $77,181. During this same time, an aggregate amount of $671,141 of dividends have been declared and paid on the Herbalife of Japan shares held by the Mark Hughes Family Trust. Under the terms of the Pair Separation Agreement and the Gerrity Separation Agreement, each of Messrs. Pair and Gerrity transferred their respective interests in Herbalife of Japan to the Company.

     The boards of directors of Herbalife of Japan and the Company have initiated steps in Japan that are expected to result in the repurchase of the minority interest in Herbalife of Japan for cash. At the conclusion of these steps, Herbalife of Japan will again be a wholly owned subsidiary of the Company. The valuation of Herbalife of Japan for purposes of the repurchase will be based upon a valuation methodology identical to that used when the minority interest was issued, and will be supported by a valuation opinion issued by an independent third party valuation firm. The repurchase remains subject to various Japanese judicial and regulatory approvals.

     In accordance with the 1994 Plan, the Company made advances of targeted performance bonus amounts during 2001 and 1999 to Mr. Sandler, during 2001 to Mr. Kane, and during 1999 and 2000 to Mr. Pair. As of December 31, 2001, the remaining outstanding principal and accrued interest obligations for Mr. Sandler and Mr. Kane were $165,509 each and for Mr. Pair was $0. During 2001, the highest outstanding principal and accrued interest obligations were $165,509 each in the case of Mr. Sandler and Mr. Kane and $1,079,019 in the case of Mr. Pair. Each advance is a full recourse obligation of the executive with a maturity date not exceeding two years following the date of the advance. In addition, the advances bear interest at the applicable federal rate (AFR) for two-year notes at the time of advances. The interest rates for any outstanding advances during 2001 ranged from 4.25% to 6.45%.

     The Company made additional advances to Mr. Kane. As of January 1, 2001, the advance balance was $83,650 including interest at a rate of 6.15%. The balance plus interest was fully paid by September 14, 2001.

     On May 21, 2001, the estate of Mark Hughes (the “Estate”) exercised 1.9 million stock options. A short-term full-recourse loan in the amount of $13,625,000 was issued to the Estate to finance the exercise. The loan balance as of June 30, 2001 was $13,732,000 including interest at a rate of 7% per annum. The receivable balance plus interest was fully paid on July 3, 2001.

     Mr. Sandler and a Senior Executive of the Company are minority shareholders in B.L.I. Holdings, Inc., a holding company for two of the Company’s suppliers of personal care products. Total purchases from B.L.I. Holdings, Inc. and its subsidiaries were $495,000 for 2001.

     For information regarding separation and general release agreements we have entered into with Messrs. Pair and Gerrity, please see “Compensation of Directors and Executive Officers — Executive Compensation — Employment Contracts, Termination of Employment and Change in Control Arrangements.”

Subsequent Events

     On April 10, 2002, the Company announced it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), under which WH Holdings (Cayman Islands), Ltd., a Cayman Islands corporation (“Parent”) will acquire the Company in a cash-for-stock transaction, with an aggregate purchase price of approximately $685 million.

     The Merger Agreement sets forth the terms and conditions of the merger of a wholly owned subsidiary of Parent with and into the Company. Upon consummation of the proposed merger, the Company will become a wholly-owned indirect subsidiary of Parent. In the merger, holders of the Company’s Class A and Class B Common Stock will have the right to receive $19.50 per share in cash.

     Consummation of the merger is subject to a number of customary conditions, including the approval of the merger by the stockholders of the Company and receipt of all necessary regulatory approvals. The merger is anticipated to close in the late second quarter or early third quarter 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2002

HERBALIFE INTERNATIONAL, INC.
(Registrant)

By:	/s/ DOUGLAS G. SAGES
Douglas G. Sages
Executive Vice President, Chief Administration Officer &
Chief Financial Officer