Form 10-Q
period 2002-03-31
HERBALIFE INTERNATIONAL INC
filed 2002-05-07
CIK 791449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
OR

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

Yes       No

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of April 30, 2002 was:

Shares of Class A Common Stock 11,418,098 Shares of Class B Common Stock 21,090,263

HERBALIFE INTERNATIONAL, INC.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three Months ended March 31, 2002

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	Page No.

	Consolidated Balance Sheets	2 – 3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6 – 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 – 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	13 – 15

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	18 – 20

Signature		21

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	December 31,
	2002	2001

CURRENT ASSETS:

Cash and cash equivalents	$207,793,000	$179,237,000

Marketable securities	21,835,000	21,944,000

Receivables, including related party receivables of $5,000 (2002) and $736,000 (2001)	25,824,000	27,609,000

Inventories	62,517,000	72,208,000

Prepaid expenses and other current assets	14,819,000	14,379,000

Deferred income taxes	25,162,000	27,741,000

Total current assets	357,950,000	343,118,000

Property, at cost, net of accumulated depreciation and amortization of $85,372,000 (2002) and $81,026,000 (2001)	59,210,000	60,707,000

Deferred compensation plan assets	43,172,000	43,221,000

Other assets	3,057,000	3,172,000

Deferred income taxes	16,791,000	16,831,000

Goodwill	3,264,000	3,286,000

TOTAL	$483,444,000	$470,335,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2002	2001

CURRENT LIABILITIES:

Accounts payable	$19,570,000	$19,793,000

Royalty overrides	51,021,000	58,202,000

Accrued compensation	19,139,000	22,712,000

Accrued expenses	36,480,000	36,203,000

Dividends payable	4,721,000	4,720,000

Current portion of contracts payable and bank loans	9,069,000	9,395,000

Advance sales deposits	6,322,000	5,800,000

Income taxes payable	13,744,000	8,480,000

Total current liabilities	160,066,000	165,305,000

NON-CURRENT LIABILITIES:

Contracts payable, net of current portion	1,713,000	1,217,000

Deferred compensation liability	32,621,000	35,678,000

Other non-current liabilities	5,462,000	5,548,000

Total liabilities	199,862,000	207,748,000

MINORITY INTEREST	1,812,000	1,671,000

STOCKHOLDERS’ EQUITY:

Class A Common Stock, $0.01 par value; 33,333,333 shares authorized, 11,418,223 (2002) and 11,212,696 (2001) shares issued and outstanding	114,000	112,000

Class B Common Stock, $0.01 par value; 66,666,667 shares authorized, 21,075,664 (2002) and 20,293,759 (2001) shares issued and outstanding	211,000	203,000

Paid-in-capital in excess of par value	85,270,000	77,717,000

Retained earnings	209,521,000	194,415,000

Accumulated other comprehensive loss	(13,346,000)	(11,531,000)

Total stockholders’ equity	281,770,000	260,916,000

TOTAL	$483,444,000	$470,335,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

Retail sales	$432,741,000	$399,668,000

Less: Distributor allowances on product purchases	203,510,000	187,167,000

Handling & freight income	36,563,000	33,250,000

Net sales	265,794,000	245,751,000

Cost of sales	57,072,000	60,056,000

Royalty overrides	94,726,000	85,992,000

Marketing, distribution & administrative expenses	81,149,000	85,564,000

Interest income – net	575,000	487,000

Income before income taxes and minority interest	33,422,000	14,626,000

Income taxes	13,369,000	5,850,000

Income before minority interest	20,053,000	8,776,000

Minority interest	140,000	215,000

NET INCOME	$19,913,000	$8,561,000

EARNINGS PER SHARE:

Basic	$0.62	$0.29

Diluted	$0.60	$0.29

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	32,007,000	29,145,000

Dilutive effect of stock options	1,284,000	379,000

Diluted	33,291,000	29,524,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$19,913,000	$8,561,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	4,909,000	4,076,000

Deferred income taxes	2,618,000	289,000

Unrealized foreign exchange loss	1,157,000	2,695,000

Minority interest in earnings	140,000	215,000

Other	645,000	1,000

Changes in operating assets and liabilities:

Receivables	1,504,000	233,000

Inventories	9,329,000	10,868,000

Prepaid expenses and other current assets	(1,586,000)	(4,970,000)

Accounts payable	(125,000)	(2,080,000)

Royalty overrides	(6,893,000)	(17,099,000)

Accrued expenses and accrued compensation	(2,981,000)	(587,000)

Advance sales deposits	564,000	(604,000)

Income taxes payable	5,257,000	(4,722,000)

Deferred compensation liability	(3,057,000)	2,066,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	31,394,000	(1,058,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property	(2,518,000)	(1,214,000)

Proceeds from sale of property	115,000	72,000

Changes in marketable securities, net	104,000	19,391,000

Decrease (increase) in other assets	59,000	(1,565,000)

Deferred compensation plan assets	49,000	(9,902,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,191,000)	6,782,000

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid	(4,806,000)	(4,372,000)

Additions to bank loans	29,000	2,387,000

Principal payments on bank loans and contract payables	(1,043,000)	(1,133,000)

Exercise of stock options	6,934,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,114,000	(3,118,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,761,000)	(5,630,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,556,000	(3,024,000)

CASH AND CASH EQUIVALENTS AT JANUARY 1	179,237,000	110,336,000

CASH AND CASH EQUIVALENTS AT MARCH 31	$207,793,000	$107,312,000

NON-CASH ACTIVITIES:

Acquisitions of property from capital leases	$1,202,000	$1,710,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. and subsidiaries (the “Company”) has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001.

Transactions With Related Parties

Two of the Company’s senior executives are minority shareholders in B.L.I. Holdings, Inc., a holding company for two of the Company’s suppliers of personal care products. Total purchases from B.L.I. Holdings, Inc. and its subsidiaries was $494,000 for the three months ended March 31, 2002.

Proposed Sale of the Company

On April 10, 2002, the Company announced it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), under which WH Holdings (Cayman Islands), Ltd., a Cayman Islands corporation (“Parent”), will acquire the Company in a cash-for-stock transaction, with an aggregate purchase price of approximately $685 million.

The Merger Agreement sets forth the terms and conditions of the merger of a wholly owned subsidiary of Parent with and into the Company. Upon consummation of the proposed merger, the Company will become a wholly owned subsidiary of Parent. In the merger, holders of the Company’s Class A and Class B Common Stock will have the right to receive $19.50 per share in cash.

Consummation of the merger is subject to a number of customary conditions, including the approval of the merger by the stockholders of the Company and receipt of all necessary regulatory approvals. The merger is anticipated to close in the late second quarter or early third quarter of 2002. The Company intends to file a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 contemporaneously with the filing of the first quarter 10Q.

New Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets,” and Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”. The adoption of SFAS No. 142, SFAS No. 144, and EITF Issue No. 01-09 had no material impact on the Company’s financial statements.

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

In addition, on or about April 12, 2002, Harbor Finance Partners, allegedly an Herbalife stockholder, filed a purported class action against the Company in the District Court of Clark County in the State of Nevada, naming the Company, its Board of Directors and one former director as defendants (“Defendants”) and alleging a claim of breach of fiduciary duty arising out of the announced merger transaction between Herbalife and WH Holdings, a subsidiary of Whitney & Co., LLC. The complaint was served on April 24, 2002. Defendants’ response is due May 14, 2002. Plaintiff’s counsel has indicated that the plaintiff intends to seek expedited discovery and to file a motion for some form of preliminary relief in connection with the announced merger transaction. Herbalife and its Board of Directors deny the allegations and intend to vigorously defend these charges in litigation. However, an adverse result in this litigation could have a material adverse effect on the Company’s financial condition and operating results.

In August 2001, a lawsuit was filed by Michael Rosen, a former Executive Vice President of the Company, in the Superior Court of the State of California for the County of Los Angeles (Michael E. Rosen v. Herbalife International, Inc., and Herbalife International of America, Inc.). The complaint alleges a single cause of action for breach of an oral and implied contract for continued employment and seeks damages in excess of $15 million. The parties have reached a settlement, which has been submitted for Court approval. The Company’s liability had been provided for at December 31, 2001.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to the allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, an adverse outcome in these matters could have a material adverse impact on the Company’s financial condition and operating results.

5.     COMPREHENSIVE INCOME

         Comprehensive income is summarized as follows:

	Three Months Ended

	March 31, 2002	March 31, 2001

Net income	$19,913,000	$8,561,000

Cumulative effect of accounting change (SFAS No. 133)	—	909,000

Net change on derivative instruments	(655,000)	2,726,000

Foreign currency translation adjustment	(1,155,000)	(4,649,000)

Unrealized (loss) gain on marketable securities	(5,000)	14,000

Comprehensive income	$18,098,000	$7,561,000

6.     SEGMENT INFORMATION

The Company is a network marketing company that sells a wide range of weight management products, dietary and nutritional supplements and personal care products within one industry as defined under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s products are manufactured by third-party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

The Company’s chief operating decision makers review both geographic and product line information.

The Company has operations throughout the world (54 countries as of March 31, 2002) and is organized and managed by geographic areas. Transactions between geographic segments generally represent export sales from the United States to foreign operations. Information reviewed by the Company’s chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

Financial information by geographic segments

	Three Months Ended
	March 31,

	2002	2001

	(Dollars in Millions)
Total Retail Sales:

United States	$128.6	$109.8

Japan	65.5	81.6

South Korea	28.3	20.7

Mexico	26.1	21.4

German Group (1)	33.1	28.2

Italy	22.9	27.2

Others	128.2	110.8

Total retail sales	$432.7	$399.7

Net Sales:

United States	$81.1	$69.1

Japan	38.1	47.6

South Korea	18.8	13.9

Mexico	15.7	12.8

German Group (1)	20.5	17.6

Italy	14.1	16.9

Others	77.5	67.9

Net sales	$265.8	$245.8

Operating Margin(2) :

United States	$33.3	$24.9

Japan	18.7	24.0

South Korea	10.0	7.4

Mexico	6.3	5.1

German Group (1)	8.3	6.2

Italy	6.5	6.3

Others	30.9	25.8

Total operating margin	$114.0	$99.7

Marketing, distribution & administrative expenses	(81.2)	(85.6)

Interest income net	.6	.5

Income before income taxes and minority interest	33.4	14.6

Income taxes	(13.4)	(5.8)

Minority interest	(0.1)	(0.2)

Net Income	$19.9	$8.6

(1)	German Group included the operations of Germany, Austria and Switzerland

(2)	Operating margin represents gross profit less royalty overrides

Financial information by product segments

	Three Months Ended March 31,

	2002	2001

	(Dollars in Millions)
Retail sales by product line are as follows:

Inner Nutrition	$381.5	$345.0

Outer Nutrition	45.4	45.5

Literature	12.0	12.5

Other	4.3	4.5

Return & refund	(10.5)	(7.8)

Total Retail Sales	$432.7	$399.7

Distributor Allowances	(203.5)	(187.2)

Handling and Freight Income	36.6	33.3

Net Sales	$265.8	$245.8

Cost of Sales

Inner Nutrition	$36.6	$34.5

Outer Nutrition	5.2	5.9

Literature	4.7	4.9

Freight, duty and other	10.6	14.8

Total Cost of Sales	$57.1	$60.1

Gross Margin	$208.7	$185.7

Product returns of all product segments are included in the literature, promotional and other category.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings. As of January 1, 2001, the Company recorded a net gain of $909,000 ($545,000 net of tax) as a cumulative transition adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS 133, and represents the difference between the carrying value and the fair value of such instruments at January 1, 2001.

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

The Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (OCI). At March 31, 2002, the net gain in OCI was $1,629,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Recent Development

On April 10, 2002, the Company announced it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), under which WH Holdings (Cayman Islands), Ltd., a Cayman Islands corporation (“Parent”), will acquire the Company in a cash-for-stock transaction, with an aggregate purchase price of approximately $685 million.

The Merger Agreement sets forth the terms and conditions of the merger of a wholly owned subsidiary of Parent with and into the Company. Upon consummation of the proposed merger, the Company will become a wholly owned subsidiary of Parent. In the merger, holders of the Company’s Class A and Class B Common Stock will have the right to receive $19.50 per share in cash.

Consummation of the merger is subject to a number of customary conditions, including the approval of the merger by the stockholders of the Company and receipt of all necessary regulatory approvals. The merger is anticipated to close in the late second quarter or early third quarter of 2002. The Company intends to file a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 contemporaneously with the filing of the first quarter 10Q.

Significant Accounting Policies

Management’s discussion and analysis of financial condition and results of operations discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual amounts could differ from those estimates under different assumptions or conditions. Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Throughout this Report, “retail sales” represent the gross sales amounts reflected on the Company’s invoices to its distributors. The Company does not receive the amount reported as “retail sales,” and the Company does not monitor the actual retail prices charged for its products. “Net sales” represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices; and handling and freight income. Beginning January 1, 2001, the Company adopted a new accounting pronouncement which requires handling and freight income charged to distributors to be included in net sales. The Company had previously netted handling income against royalty overrides and freight income against royalty overrides and freight income against marketing, distribution and administrative expenses. There is no impact on net income and prior years have been restated on a comparable basis. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company utilizes importers in a limited number of markets and, under some circumstances, the Company extends credit terms to these importers. The Company’s “gross profit” consists of net sales less “cost of sales,” consisting of the prices the Company pays to its manufacturers for products and costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers, and similar expenses.

“Royalty Overrides” consist of (A) royalty overrides and bonuses, which total approximately 15% and 7%, respectively, of the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (B) the President’s Team Bonus payable to some of the Company’s most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (C) other one-time incentive cash bonuses to qualifying distributors. These payments generally represent compensation to distributors for the development and retention of the distributor sales organizations. Because of local country regulatory constraints, the Company may be required to modify its typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. The Company also offers reduced distributor allowances and pays reduced royalty overrides with respect to certain products worldwide.

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

The significance of the Company’s “net sales” is to reflect, generally, the prices actually received by the Company after deducting the basic distributor allowance and adding the handling and freight fees. The ratio of the Company’s “net sales” to “retail sales” is relatively constant because the distributor allowances and the handling fee historically represent approximately 50% and 7%, respectively, of the suggested retail sales prices. Accordingly, factors that affect “retail sales” generally have a corresponding and proportionate effect on “net sales.” To the extent the ratio of “net sales” to “retail sales” varies from period to period, these variances have resulted principally from sales of the Company’s distributor kits and other educational and promotional materials, for which there are no distributor allowances, and increased sales of product on which the Company offers reduced distributor allowances.

The Company’s results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors including the Company’s ability in the future to attract and retain new distributors and to further penetrate its existing markets through the introduction of additional and new products into its markets.

Comparison of First Quarter 2002 to 2001

Retail sales for the three months ended March 31, 2002 increased 8.3% to $432.7 million as compared to sales of $399.7 million for the same period of 2001.

Retail Sales by Geographical Segments (Dollars in Millions):

	Three Months Ended March 31,

			%	% Change in
	2002	2001	Change	Local Currency

Asia/Pacific Rim	$133.8	$136.5	(2.0%)	5.8%

Europe	123.2	113.1	8.9%	15.2%

The Americas	175.7	150.1	17.1%	18.1%

Total Retail Sales	$432.7	$399.7	8.3%	13.2%

Retail sales in Asia/Pacific Rim decreased $2.7 million or 2.0% for the three months ended March 31, 2002, as compared to the same period in 2001. The decline was primarily due to weaker local currencies and a year-over-year decline in Japan, partially offset by increases in South Korea and Thailand, as well as the recent opening of China. In local currency, retail sales for Asia/Pacific Rim increased by 5.8% for the three months ended March 31, 2002 as compared to the same period in 2001. Retail sales in Japan decreased $16.1 million or 19.7% for the three months ended March 31, 2002 as compared to the same period in 2001. Japan sales continue to be impacted by a sluggish economy and strong competition. Retail sales in South Korea increased $7.6 million or 36.5% for the three months ended March 31, 2002 as compared to the same period in 2001. Retail sales in Thailand increased $3.5 million or 124.1% for the three months ended March 31, 2002 as compared to the same period in 2001.

Retail sales in Europe increased $10.1 million or 8.9% for the three months ended March 31, 2002 as compared to the same period in 2001. In local currency, retail sales in Europe increased 15.2% for the three months ended March 31, 2002, as compared to the same period in 2001. The increase reflected strong product demand in the region. Retail sales in Germany increased $3.8 million or 19.3% for the three months ended March 31, 2002 as compared to the same period in 2001. Retail sales in Russia increased $3.0 million or 33.2% for the three months ended March 31, 2002 as compared to the same period in 2001. Retail sales in the United Kingdom increased $3.1 million or 73.2% for the three months ended March 31, 2002, as compared to the same period in 2001. Retail sales in the Netherlands increased $2.1 million or 21.3% for the three months ended March 31, 2002 as compared to the same period in 2001.

Retail sales in The Americas increased $25.6 million or 17.1% for the three months ended March 31, 2002 as compared to the same period in 2001. In local currency, retail sales in The Americas increased 18.1% for the three months ended March 31, 2002 as compared to the same period in 2001. Retail sales in the United States increased $18.8 million or 17.1% for the three months ended March 31, 2002 as compared to the same period in 2001. Retail sales in Mexico continued to show strong demand and increased $4.7 million or 22.0% for the three months ended March 31, 2002 as compared to the same period in 2001.

Retail Sales by Product Segments (Dollars in Millions):

	Three Months Ended March 31,

			%
	2002	2001	Change

Inner Nutrition:

Dietary and Nutritional Supplements	$196.6	$176.4	11.5%

Weight Management	184.9	168.6	9.7%

Outer Nutrition:

Personal Care Products	45.4	45.5	(0.2%)

Literature, Promotional and Other	5.8	9.2	(37.0%)

Total	$432.7	$399.7	8.3%

For the three months ended March 31, 2002, retail sales of dietary and nutritional supplements and weight management products increased 11.5% and 9.7%, respectively, as compared to the same period in 2001. Product returns of all product segments are included in the literature, promotional and other category. The decrease in the literature, promotional and other category was primarily due to an increase in product returns.

Operating Information:

Gross profit was $208.7 million for the three months ended March 31, 2002 compared to $185.7 million in the same period of 2001. As a percentage of net sales, gross profit for the three months ended March 31, 2002 increased from 75.6% to 78.5% as compared to the same period in 2001. The increase in gross profit reflects the realization of product cost savings attributed to new supply contracts initiated in 2001.

Royalty Overrides as a percentage of net sales were 35.6% for the three months ended March 31, 2002 as compared to 35.0% for the same period in 2001.

Marketing, distribution and administrative expenses as a percentage of net sales were 30.5% for the three months ended March 31, 2002 as compared to 34.8% in the same period in 2001. For the three months ended March 31, 2002, these expenses decreased $4.4 million to $81.1 million. The decrease is due to cost-cutting initiatives in corporate functions and international distribution centers. In addition, marketing, distribution and administrative expenses benefited from the effect of the stronger U.S. dollar. When translating foreign currency sales and expenses into U.S. dollars, a strong U.S. dollar will have a negative effect on sales, but a corresponding positive effect on expenses.

Income taxes were $13.4 million for the three months ended March 31, 2002 as compared to $5.9 million for the same period of 2001. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both the 2002 and 2001 periods.

During the first quarter of 2002, most currencies continued to be weaker against the U.S. dollar resulting in an unfavorable effect on net income per diluted share of $0.09 for the three months ended March 31, 2002. In particular, the Japanese Yen weakened against the U.S. Dollar resulting in proportionately lower sales, expenses and ultimately income when translated into the U.S. Dollar reporting currency. The unfavorable effect of the weaker Japanese Yen on the Company’s net income per diluted share for the three months ended March 31, 2002 was approximately $0.04 as compared to the exchange rates in effect for the same periods of 2001.

Net income for the three months ended March 31, 2002 increased by 131.4% to $19.9 million, or $0.60 diluted share compared to $8.6 million or $0.29 per diluted share for the same period in 2001. Excluding the impact of currency fluctuations, net income for the first quarter of 2002 would have been $0.69 per diluted share. Net income increased principally because of an increase in retail sales of 8.3%, a 2.9% increase in gross margin as a percent of net sales due to the realization of product cost savings attributed to supply contracts initiated in 2001, and reduced marketing, distribution and administrative expenses resulting from the Company’s continuing cost-cutting initiatives.

Liquidity and Capital Resources:

The Company has historically met its working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. The Company’s principal source of liquidity is its operating cash flows. A substantial decrease in sales of the Company’s products would reduce the availability of funds.

For the three months ended March 31, 2002, net cash provided by operating activities was $31.4 million comprised of net income of $19.9 million, non-cash adjustments to net income of $9.5 million, and changes in operating assets and liabilities of $2.0 million. The change in operating assets and liabilities was mainly due to a decrease in inventory of $9.3 million and was partially offset by a decrease in the liability related to royalty overrides.

Capital expenditures for the three months ended March 31, 2002 were $3.7 million, compared to $2.9 million for the same period in 2001. The majority of the 2002 expenditures resulted from investment in management information systems, office facilities and equipment in the United States. The Company expects to incur about $17 million in similar types of investments for the full year of 2002.

As of March 31, 2002, the Company had $197.9 million in working capital. Cash and cash equivalents and marketable securities were $229.6 million at March 31, 2002, compared to $201.2 million at December 31, 2001.

The Company’s contractual commitments as of March 31, 2002 have not changed materially from those disclosed in Item 7 of the Company’s 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

As of March 31, 2002, the Company had $15.0 million of credit facilities, which supported letters of credit, guarantees and borrowings. As of March 31, 2002, the Company had $0.8 million of letters of credit, $2.9 million of guarantees and $6.6 million of borrowings outstanding.

Historically, the Company had not been subjected to material price increases by its suppliers. In 2001, the Company’s implementation of dual source suppliers resulted in price decreases. The Company believes that in the event of price increases, it has the ability to respond to a portion of any price increases by raising the price of its products. The majority of the Company’s purchases from its suppliers generally are made in U.S. dollars, while sales to its distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. From time to time, the Company enters into forward exchange contracts and other hedging arrangements to manage foreign exchange risk on intercompany transactions.

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a single European Currency – the Euro. The conversion rates were fixed and beginning in January 2002, new euro-denominated bills and coins were issued. Existing currencies are in the process of being withdrawn from circulation. The Company has successfully concluded all the necessary changes in its information and business systems to address the euro conversion.

The Company believes that it will be able to finance its working capital and capital expenditure requirements for the foreseeable future with internally generated funds, but may periodically utilize its credit lines for working capital, letters of credit, or other purposes.

For a discussion of certain contingencies that may impact liquidity and capital resources, see “Note 4, Contingencies,” in the Company’s consolidated financial statements included herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, the Company uses derivative financial instruments to manage or hedge these risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures. A discussion of the Company’s primary market risk exposures and derivatives is presented below. Also, see “Note 7, Derivative Instruments and Hedging Activities” in the Company’s consolidated financial statements included herein.

Foreign Exchange Risk

The Company enters into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions and translation of local currency revenue. Most of these foreign exchange contracts are designated for forecasted transactions. The use of these derivative instruments allows the Company to reduce overall exposure to exchange rate movements, because the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities, and forecasted transactions being hedged. The fair value of option contracts is based on dealer quotes.

Foreign exchange option contracts are used primarily to hedge Yen-denominated intercompany sales made by Herbalife International of America, Inc. to the Company’s Japanese subsidiary. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. The Company has guidelines that establish a net $5 million limit on the amount of annual option premiums. The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. In some instances, the Company sells (writes) foreign currency call options to finance the purchase of put options, which gives the counterparty the right, but not the obligation, to buy foreign currency from the Company at a specified strike rate. These contracts serve to limit the benefit the Company would otherwise derive from strengthening of the foreign currency beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options. The fair value of option contracts is based on third-party bank quotes.

The following table provides information about the details of the Company’s option contracts at March 31, 2002:

		Average
		Strike	Fair	Maturity
Foreign Currency	Coverage	Price	Value	Date

Purchased Puts (Company may Sell Yen/Buy USD)
Japanese Yen	$9,000,000	114.56-115.43	$1,165,000	Apr – Jun 2002

Written Calls (Counterparty may Buy Yen/Sell USD)
Japanese Yen	$9,000,000	109.00-111.50	$—	Apr – Jun 2002

Foreign exchange forward contracts are occasionally used to hedge non-functional currency advances between subsidiaries and bank loans. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

The table below describes the forward contracts that were outstanding at March 31, 2002.

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value

Buy ILS/Sell GBP	12/13/01	$908,000	6/20/02	6.1175	$827,000

Buy GBP/Sell ILS	12/17/01	890,000	6/20/02	6.2400	827,000

Buy USD/Sell GBP	12/17/01	933,000	6/20/02	1.4428	950,000

Buy USD/Sell INR	12/28/01	1,950,000	11/29/02	51.1400	1,928,000

Buy USD/Sell MXP	3/27/02	4,000,000	5/2/02	9.0670	3,993,000

Buy USD/Sell MXP	3/27/02	4,000,000	5/2/02	9.0670	3,993,000

Buy USD/Sell MXP	3/27/02	1,000,000	5/2/02	9.0670	998,000

Buy USD/Sell MXP	3/27/02	1,600,000	5/2/02	9.0670	1,597,000

Buy USD/Sell BRL	3/27/02	2,000,000	5/2/02	2.3765	1,985,000

The Company periodically utilizes bank debt at certain foreign subsidiaries to reduce the impact of foreign currency movements on the subsidiary’s operating results. At March 31, 2002 the Company’s foreign subsidiaries had $6.6 million of outstanding bank debt.

All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At March 31, 2002, the total amount of foreign subsidiary cash was $72.5 million, of which $20.6 million was invested in U.S. dollars. At March 31, 2002 the cash balances in Japan and South Korea were $20.5 million and $13.6 million, respectively.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The remaining investments are considered short-term and mainly consist of investments in state and municipal bonds. The fair value of cash equivalents and investments is based on dealer quotes.

The following table lists the Company’s cash equivalents and investments at March 31, 2002:

	Average		Fair
	Interest Rate	Cost	Value

Cash equivalents	1.36%	$121,406,000	$121,406,000

Short term investments	1.77%	21,819,000	21,835,000

Total		$143,225,000	$143,241,000

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

PART II.     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

See discussion under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and in Note 4 to the Financial Statements included in Item 1 of this document.

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.     OTHER INFORMATION

None.

Item 6. (a) EXHIBIT INDEX

Exhibit
Number	Description	Page No./(Footnote)

2.1	Agreement and Plan of Merger, dated April 10, 2002, Agreement and Plan of Merger dated as of April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	20

3.1	Amended and Restated Articles of Incorporation	(10)

3.2	Amended and Restated Bylaws	(2)

4.1	Form of Class A Common Stock and Class B Common Stock Certificates	(12)

4.2	Rights Agreement, dated as of July 27, 2000, between the Company and U.S. Stock Transfer Corporation	(16)

10.1	Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife International, Inc. et al., Case No. 92767 in the Superior Court of the State of California for the County of Santa Cruz	(1)

10.2	The Company’s 1991 Stock Option Plan, as amended	(7), (14)

10.3	The Company’s 1992 Executive Incentive Compensation Plan, as amended *	(2), (7)

10.4	Form of Individual Participation Agreement relating to the Company’s Executive Compensation Plan *	(2)

10.5	Form of Indemnity Agreement between the Company and certain officers and directors of the Company *	(2)

10.6	Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers and directors of the Company *	(2)

10.7	Form of Stock Appreciation Rights Agreement between the Company and certain directors of the Company *	(2)

10.8	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996 *	(4), (7), (11)

10.9	Form of Promissory Note for Advances under the Company’s 1994 Performance Based Annual Incentive Compensation Plan *	(5)

10.10	The Company’s Executive Officer Deferred Compensation Plan, amending and relating the Deferred Compensation Agreement between the Company and Michael Rosen *	(5)

10.11	Office lease agreement between the Company and State Teacher’s Retirement System, dated July 20, 1995	(6)

10.12	Form of stock appreciation rights agreements between the Company and certain directors of the Company *	(6)

10.13	The Company’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended *	(6)

10.14	The Company’s Management Deferred Compensation Plan, effective January 1, 1996, as amended *	(6)

10.15	Master Trust Agreement between the Company and Imperial Trust Company, Inc., effective January 1, 1996 *	(6)

10.16	The Company’s 401K Plan, as amended *	(6)

Exhibit
Number	Description	Page No./(Footnote)

10.17	Agreement Concerning Share Allocation Plan for Specific Directors of Herbalife of Japan K.K. dated December 30, 1996 *	(8)

10.18	Agreement between Herbalife International of America, Inc. and D&F Industries, Inc. dated September 2, 1997	(9)

10.19	Agreement between Herbalife International of America, Inc. and Dynamic Products, Inc. dated September 2, 1997	(9)

10.20	Agreement between Herbalife International of America, Inc. and Raven Industries, Inc. d/b/a Omni-Pak Industries, dated September 2, 1997	(9)

10.21	The Company’s Supplemental Executive Retirement Plan *	(12)

10.22	Credit Agreement between Herbalife International of America, Inc. and First National Bank of Chicago, dated December 14, 1998	(13)

10.23	Agreement and Plan of Merger, dated September 13, 1999, among MH Millennium Holding LLC, MH Millennium Acquisition Corp., Mark Hughes, the Mark Hughes Family Trust and Herbalife International, Inc.	(15)

10.24	Employment agreement, dated as of October 5, 2000, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc. *	(17)

10.25	Employment agreement, dated as of August 20, 2000, between Robert A. Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. *	(17)

10.26	Employment agreement, dated as of November 1, 2000, between John Reynolds and Herbalife International, Inc. and Herbalife International of America, Inc. *	(17)

10.27	Employment agreement, dated as of August 20, 2000, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc. *	(17)

10.28	Employment agreement, dated as of August 20, 2000, between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc. *	(17)

10.29	Employment agreement, dated as of August 20, 2000 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc. *	(17)

10.30	Employment agreement, dated as of November 1, 2000 between Conrad Lee Klein and Herbalife International, Inc. and Herbalife International of America, Inc. *	(17)

10.31	The Company’s Senior Executive Change in Control Plan, effective June 29, 2000 *	(17)

10.32	The Company’s Management Employee Change in Control Plan, effective June 29, 2000 *	(17)

10.33	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001 *	(18)

10.34	The Company’s 2001 Executive Retention Plan, effective March 15, 2001	(18)

10.35	Employment agreement, dated as of August 20, 2000 between Frank Morse and Herbalife International, Inc. and Herbalife International of America, Inc. *	(19)

10.36	Employment agreement, dated as of December 5, 2001 between Douglas G. Sages and Herbalife International, Inc. and Herbalife International of America, Inc. *	(19)

10.37	Employment agreement, dated as of November 1, 2001 between Francis X. Tirelli and Herbalife International, Inc. and Herbalife International of America, Inc. *	(19)

10.38	Separation Agreement and General Release, dated December 31, 2001, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc. *#	(19)

10.39	Separation Agreement and General Release, dated October 19, 2001, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc. *#	(19)

Exhibit
Number	Description	Page No./(Footnote)

21	List of subsidiaries of the Company	(19)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form 8-K declared effective by the Security and Exchange Commission on December 12, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders.

(15)	Incorporated by reference to Annex A of the Offer to Purchase dated September 17, 1999 contained in Schedule 14D-1 filled by Millennium Holdings LLC, MH Millennium Acquisition Corp., the Mark Hughes Family Trust and Mark Hughes on September 17, 1999.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated as of August 2, 2000, which included as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 10, 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

#	Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2002

HERBALIFE INTERNATIONAL, INC. (Registrant)

By:	/s/ DOUGLAS G. SAGES

Douglas G. Sages Executive Vice President, Chief Administration Officer & Chief Financial Officer