Form 10-K/A
period 2001-12-31
HERBALIFE INTERNATIONAL INC
filed 2002-07-31
CIK 791449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A-2
(AMENDMENT NO. 2)

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

SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.38
EXHIBIT 10.39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2002

HERBALIFE INTERNATIONAL, INC.
(Registrant)

By:	/s/ DOUGLAS G. SAGES
Douglas G. Sages
Executive Vice President, Chief Administration Officer &
Chief Financial Officer

HERBALIFE INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit		Page No./
Number	Description	(Footnote)

3.1	Amended and Restated Articles of Incorporation	(10)
3.2	Amended and Restated Bylaws	(2)
4.1	Form of Class A Common Stock and Class B Common Stock Certificates	(12)
4.2	Rights Agreement, dated as of July 27, 2000, between the Company and U.S. Stock Transfer Corporation	(16)
10.1	Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife International, Inc. et al., Case No. 92767 in the Superior Court of the State of California for the County of Santa Cruz	(1)
10.2	The Company’s 1991 Stock Option Plan, as amended*	(7), (14)
10.3	The Company’s 1992 Executive Incentive Compensation Plan, as amended*	(2), (7)
10.4	Form of Individual Participation Agreement relating to the Company’s Executive Compensation Plan*	(2)
10.5	Form of Indemnity Agreement between the Company and certain officers and directors of the Company*	(2)
10.6	Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers and directors of the Company*	(2)
10.7	Form of Stock Appreciation Rights Agreement between the Company and certain directors of the Company*	(2)
10.8	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996*	(4), (7), (11)
10.9	Form of Promissory Note for Advances under the Company’s 1994 Performance Based Annual Incentive Compensation Plan*	(5)
10.10	The Company’s Executive Officer Deferred Compensation Plan, amending and relating the Deferred Compensation Agreement between the Company and Michael Rosen*	(5)
10.11	Office lease agreement between the Company and State Teacher’s Retirement System, dated July 20, 1995	(6)
10.12	Form of Stock Appreciation Rights Agreements between the Company and certain directors of the Company*	(6)
10.13	The Company’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended*	(6)
10.14	The Company’s Management Deferred Compensation Plan, effective January 1, 1996, as amended*	(6)
10.15	Master Trust Agreement between the company and Imperial Trust Company, Inc., effective January 1, 1996*	(6)
10.16	The Company’s 401K Plan, as amended*	(6)
10.17	Agreement Concerning Share Allocation Plan for Specific Directors of Herbalife of Japan K.K. dated December 30, 1996*	(8)
10.18	Agreement between Herbalife International of America, Inc. and D&F Industries, Inc. dated September 2, 1997	(9)
10.19	Agreement between Herbalife International of America, Inc. and Dynamic Products, Inc. dated September 2, 1997	(9)
10.20	Agreement between Herbalife International of America, Inc. and Raven Industries, Inc. d/b/a Omni-Pak Industries, dated September 2, 1997	(9)
10.21	The Company’s Supplemental Executive Retirement Plan*	(12)

Exhibit		Page No./
Number	Description	(Footnote)

10.22	Credit Agreement between Herbalife International of America, Inc. and First National Bank of Chicago, dated December 14, 1998	(13)
10.23	Agreement and Plan of Merger, dated September 13, 1999, among MH Millennium Holding LLC, MH Millennium Acquisition Corp., Mark Hughes, the Mark Hughes Family Trust and Herbalife International, Inc.	(15)
10.24	Employment agreement, dated as of October 5, 2000, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.25	Employment agreement, dated as of August 20, 2000, between Robert A. Sandler and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.26	Employment agreement, dated as of November 1, 2000, between John Reynolds and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.27	Employment agreement, dated as of August 20, 2000, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.28	Employment agreement, dated as of August 20, 2000, between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.29	Employment agreement, dated as of August 20, 2000 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.30	Employment agreement, dated as of November 1, 2000 between Conrad Lee Klein and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)
10.31	The Company’s Senior Executive Change in Control Plan, effective June 29, 2000*	(17)
10.32	The Company’s Management Employee Change in Control Plan, effective June 29, 2000*	(17)
10.33	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001*	(18)
10.34	The Company’s 2001 Executive Retention Plan, effective March 15, 2001*	(18)
10.35	Employment agreement, dated as of August 20, 2000 between Frank Morse and Herbalife International, Inc. and Herbalife International of America, Inc.*	(19)
10.36	Employment agreement, dated as of December 5, 2001 between Douglas G. Sages and Herbalife International, Inc. and Herbalife International of America, Inc.*	(19)
10.37	Employment agreement, dated as of November 1, 2001 between Francis X. Tirelli and Herbalife International, Inc. and Herbalife International of America, Inc.*	(19)
10.38	Separation Agreement and General Release, dated December 31, 2001, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc.*	(20)
10.39	Separation Agreement and General Release, dated October 19, 2001, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc.*#	(20)
21	List of subsidiaries of the Company	(19)
23.1	Independent Auditor’s Consent	(19)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form 8-K declared effective by the Securities and Exchange Commission on December 12, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders.

(15)	Incorporated by reference to Annex A of the Offer to Purchase dated September 17, 1999 contained in Schedule 14D-1 filled by Millennium Holdings LLC, MH Millennium Acquisition Corp., the Mark Hughes Family Trust and Mark Hughes on September 17, 1999.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated as of August 2, 2000, which included as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for year ended December 31, 2001.

(20)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.
#	Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.