Form 10-Q
period 2002-06-30
HERBALIFE INTERNATIONAL INC
filed 2002-08-14
CIK 791449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of Common Stock, as of August 1, 2002 was: 100,000

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Item 3. DEFAULTS UPON SENIOR SECURITIES
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5. OTHER INFORMATION
Item 6. (a) EXHIBIT INDEX
SIGNATURES
EXHIBIT INDEX
EXHIBIT 4.3
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
Exhibit 10.46
EXHIBIT 99.1
EXHIBIT 99.2

HERBALIFE INTERNATIONAL, INC.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Six Months ended June 30, 2002

PART I. FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements:

	Consolidated Balance Sheets	2-3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	16-17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	20-23

Signature		24

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30,	December 31,
	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$258,883,000	$179,237,000
Marketable securities	1,139,000	21,944,000
Receivables, including related party receivables of $2,000 (2002) and $736,000 (2001)	28,048,000	27,609,000
Inventories	59,061,000	72,208,000
Prepaid expenses and other current assets	18,225,000	14,379,000
Deferred income taxes	25,250,000	27,741,000

Total current assets	390,606,000	343,118,000
Property, at cost, net of accumulated depreciation and amortization of $90,766,000 (2002) and $81,026,000 (2001)	56,700,000	60,707,000
Deferred compensation plan assets	42,942,000	43,221,000
Other assets	4,910,000	3,172,000
Deferred income taxes	16,501,000	16,831,000
Goodwill	2,769,000	3,286,000

TOTAL	$514,428,000	$470,335,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2002	2001

CURRENT LIABILITIES:
Accounts payable	$22,216,000	$19,793,000
Royalty overrides	62,556,000	58,202,000
Accrued compensation	26,898,000	22,712,000
Accrued expenses	38,936,000	36,203,000
Dividends payable	—	4,720,000
Current portion of contracts payable and bank loans	8,090,000	9,395,000
Advance sales deposits	4,580,000	5,800,000
Income taxes payable	11,579,000	8,480,000

Total current liabilities	174,855,000	165,305,000
NON-CURRENT LIABILITIES:
Contracts payable, net of current portion	1,243,000	1,217,000
Deferred compensation liability	34,228,000	35,678,000
Other non-current liabilities	1,714,000	5,548,000

Total liabilities	212,040,000	207,748,000

MINORITY INTEREST	—	1,671,000

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value; 33,333,333 shares authorized, 11,457,600 (2002) and 11,212,696 (2001) shares issued and outstanding	115,000	112,000
Class B Common Stock, $0.01 par value; 66,666,667 shares authorized, 21,199,262 (2002) and 20,293,759 (2001) shares issued and outstanding	212,000	203,000
Paid-in-capital in excess of par value	90,287,000	77,717,000
Retained earnings	222,776,000	194,415,000
Accumulated other comprehensive loss	(11,002,000)	(11,531,000)

Total stockholders’ equity	302,388,000	260,916,000

TOTAL	$514,428,000	$470,335,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Retail sales	$458,730,000	$413,433,000	$891,471,000	$813,101,000
Less: Distributor allowances on product purchases	216,152,000	192,848,000	419,662,000	380,014,000
Handling & freight income	39,411,000	34,447,000	75,974,000	67,696,000

Net sales	281,989,000	255,032,000	547,783,000	500,783,000
Cost of sales	62,734,000	61,410,000	119,805,000	121,466,000

Gross Profit	219,255,000	193,622,000	427,978,000	379,317,000
Royalty overrides	98,643,000	90,534,000	193,370,000	176,526,000
Marketing, distribution & administrative expenses	98,633,000	88,013,000	179,782,000	173,577,000
Interest income — net	452,000	1,909,000	1,028,000	2,396,000

Income before income taxes and minority interest	22,431,000	16,984,000	55,854,000	31,610,000
Income taxes	8,972,000	6,794,000	22,341,000	12,644,000

Income before minority interest	13,459,000	10,190,000	33,513,000	18,966,000
Minority interest	48,000	146,000	189,000	361,000

NET INCOME	$13,411,000	$10,044,000	$33,324,000	$18,605,000

EARNINGS PER SHARE:
Basic	$0.41	$0.34	$1.03	$0.63
Diluted	$0.39	$0.33	$0.99	$0.62
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	32,591,000	29,961,000	32,305,000	29,553,000
Dilutive effect of stock options	1,460,000	387,000	1,411,000	403,000

Diluted	34,051,000	30,348,000	33,716,000	29,956,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended

	June 30, 2002	June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,324,000	$18,605,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,893,000	8,408,000
Deferred income taxes	2,821,000	(1,018,000)
Unrealized foreign exchange loss	4,640,000	1,737,000
Minority interest in earnings	189,000	361,000
Other	1,672,000	263,000
Changes in operating assets and liabilities:
Receivables	448,000	(3,715,000)
Inventories	13,410,000	13,738,000
Prepaid expenses and other current assets	(4,828,000)	(5,652,000)
Accounts payable	2,680,000	1,490,000
Royalty overrides	1,843,000	(10,001,000)
Accrued expenses and accrued compensation	4,716,000	9,301,000
Advance sales deposits	(1,528,000)	1,735,000
Income taxes payable	5,366,000	849,000
Deferred compensation liability	(1,450,000)	4,395,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	73,196,000	40,496,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(3,352,000)	(4,475,000)
Proceeds from sale of property	131,000	127,000
Changes in marketable securities, net	20,796,000	14,391,000
Increase in other assets	(2,290,000)	(1,507,000)
Deferred compensation plan assets	279,000	(10,624,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	15,564,000	(2,088,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(9,682,000)	(8,744,000)
Distribution to minority interest	(4,598,000)	(949,000)
Additions to bank loans	29,000	2,206,000
Principal payments on bank loans and contract payables	(3,781,000)	(1,051,000)
Exercise of stock options	8,185,000	42,000

NET CASH USED IN FINANCING ACTIVITIES	(9,847,000)	(8,496,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	733,000	(5,701,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	79,646,000	24,211,000
CASH AND CASH EQUIVALENTS AT JANUARY 1	179,237,000	110,336,000

CASH AND CASH EQUIVALENTS AT JUNE 30	$258,883,000	$134,547,000

NON-CASH ACTIVITIES:
Acquisitions of property from capital leases	$2,378,000	$3,049,000

Issuance of notes for exercise of stock options	—	$13,625,000

See the accompanying notes to consolidated financial statements

HERBALIFE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL INFORMATION

The unaudited interim financial information of Herbalife International, Inc. and subsidiaries (the “Company”) has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying interim financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of June 30, 2002 and for the three and six-month periods ended June 30, 2002 and 2001.

Sale of the Company

On July 31, 2002, the Company was acquired by an investor group led by Whitney & Co., LLC (“Whitney”) and Golden Gate Capital, Inc, in partnership with certain of the Company’s distributors and senior management, in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”), entered into on April 10, 2002. Pursuant to the Merger Agreement, each stockholder of the Company received $19.50 in cash for each share of common stock owned by such stockholder. As a result of the merger, the Company’s common stock was delisted from the NASDAQ Market and the Company is now privately owned.

In connection with the merger, the Company and its affiliates consummated certain related financing transactions, including the issuance by WH Acquisition Corp. of $165 million of 11 3/4% Senior Subordinated Notes (issued at 98.716% of par) due July 15, 2010 (which Notes were assumed by the Company upon the consummation of the merger) and the issuance by the Company’s indirect parent, WH Holdings (Cayman Islands) Ltd. (“WH Holdings”) of $38 million of 15.5% Senior Notes due July 15, 2011 of which approximately $12.5 million of the $38 million has been escrowed to pay cash interest for approximately 2½ years. The 15.5% interest shall consist of 12.5% cash interest payable quarterly and 3.0% payable in kind. In addition, the Company entered into a Credit Agreement, dated as of July 31, 2002, which provides for a term loan in the amount of $180 million and a revolving credit facility in the amount of $25 million (collectively, the “Credit Facility”). The Senior Subordinated Notes and the Credit Facility are guaranteed by certain subsidiaries of the Company. The obligations under the Credit Facility are secured by first priority pledges of (i) all of the stock of the Company and each of its direct and indirect subsidiaries, other than certain foreign subsidiaries, (ii) 65% of the equity interests of certain foreign subsidiaries of the Company and (iii) security interests in and liens on all accounts receivable, inventory and other property and assets of the Company and certain of its direct and indirect subsidiaries.

Selected members of the Company’s senior management and distributor organization have purchased shares of the 12% Series A Cumulative Convertible Preferred Shares (the “Series A Preferred”) of the Company’s indirect parent, WH Holdings. As a result, certain members of the Company’s senior management own approximately 1.13% of WH Holdings and certain distributors of the Company own approximately 7.16% of WH Holdings. In connection with the issuance of the Series A Preferred, WH Holdings has entered into a Shareholders’ Agreement, setting forth certain rights of shareholders and limitations on their ability to dispose of their equity interests, and a Registration Rights Agreement with participating distributors and senior management, Whitney V, L.P. and CCG Investments (BVI), L.P. In connection with the merger, the Company has entered into two Monitoring Fee Agreements with Whitney and GGC Administration, LLC (“GGC”) respectively, pursuant to which Whitney and GGC will provide certain services to the Company.

Transactions with Related Parties

One of the Company’s senior executives is a minority shareholder in B.L.I. Holdings, Inc., a holding company for two of the Company’s suppliers of personal care products. Total purchases from B.L.I. Holdings, Inc. and its subsidiaries was $339,000 and $833,000 for the three and six months ended June 30, 2002, respectively.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds or amends, effective immediately, several other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

In September 2000, a putative class action lawsuit was filed in the District Court, Clark County, Nevada (Tharp v. Herbalife International, Inc., et al.). A second putative class action lawsuit was filed in the same court in August 2001 (Brown v. Herbalife International Inc., et al.). The Tharp lawsuit alleges breaches of fiduciary obligations by the Company’s directors and its majority stockholder in connection with the adoption by the Company of the Preferred Share Purchase Rights Plan and the rejection of a purported offer by a third party to acquire a controlling interest in the Company. The Brown lawsuit similarly alleges breaches of fiduciary obligations in connection with an alleged rejection of an offer from a third party to purchase the Company. The plaintiffs in the lawsuits request (1) an order compelling the defendants to take steps to seek a sale of the Company, (2) an order enjoining the defendants in office, (3) unspecified damages, and (4) other relief. The Company has not yet answered either of the complaints. The Company believes that it has meritorious defenses to the allegations contained in the lawsuits and that the closing of the merger transaction with WH Holdings, effectively moots those cases. However, based on the requested relief an adverse result in this litigation could possibly have a material adverse effect on the Company’s financial condition and operating results.

In addition, on or about April 12, 2002, Harbor Finance Partners, allegedly an Herbalife stockholder, filed a purported class action against the Company in the District Court of Clark County in the State of Nevada, naming the Company, its Board of Directors and one former director as defendants (“Defendants”) and alleging a claim of breach of fiduciary duty arising out of the announced merger transaction between Herbalife and WH Holdings. The complaint was served on April 24, 2002. Plaintiff filed an amended complaint on June 13, 2002 to include a claim based on alleged misrepresentations and omissions in the Company’s Preliminary Proxy, filed May 7, 2002. Defendants’ motion to dismiss was denied on July 17, 2002, and expedited discovery ordered. On July 21, 2002, after completion of document discovery and a deposition of the head of the Special Committee appointed by the Board to negotiate the Merger, the parties entered into a Memorandum of Understanding to settle the action. A Stipulation of Settlement was filed with the District

Court on August 2, 2002, seeking preliminary court approval of the settlement, requesting approval of notice to the putative class and seeking a date for final approval of the Settlement. The Stipulation sets out the terms of the settlement, including a detail of the changes reflected in the final definitive proxy statement sent to the Company’s stockholders made by the Company as a consequence of the litigation, and includes an agreement by the Company to pay, subject to Court approval, Plaintiff’s counsel’s requested fee of $650,000. As part of the settlement, Defendants will receive a dismissal of the action with prejudice and full and complete releases of potential liability. Defendants continue to deny liability, and there is no admission of fault or liability on the part of the Defendants in the settlement. The District Court entered the preliminary approval of the settlement on August 6, 2002, and scheduled the hearing on final approval of the settlement for November 1, 2002.

The Company and certain of its distributors have been named as defendants in a purported class action lawsuit filed in the U.S. District Court for the Central District of California (Jacobs v. Herbalife International, Inc., et al.). The lawsuit was filed on February 19, 2002. The complaint alleges that specified marketing plans employed by the distributor defendants are illegal, and that the Company has permitted the use of these marketing plans and/or failed to supervise its distributors’ conduct to prevent violations of law by them. The complaint does not challenge the legality of Herbalife’s marketing system. The complaint seeks to state causes of action under RICO and various state and other federal laws. The Company has filed a motion to dismiss but no hearing date has been set. The Company believes that it has meritorious defenses to the allegations contained in the lawsuit. However, an adverse result in this litigation could have a material adverse effect on the Company’s financial condition and operating results.

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

5. COMPREHENSIVE INCOME

     Comprehensive income is summarized as follows:

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income	$13,411,000	$10,044,000	$33,324,000	$18,605,000
Cumulative effect of accounting change (SFAS No. 133)	—	—	—	909,000
Net change on derivative instruments	(1,151,000)	(1,589,000)	(1,806,000)	1,137,000
Foreign currency translation adjustment	3,498,000	(52,000)	2,343,000	(4,699,000)
Unrealized (loss) gain on marketable securities	(3,000)	—	(8,000)	14,000

Comprehensive income	$15,755,000	$8,403,000	$33,853,000	$15,966,000

Note 7 explains in more detail the cumulative effect of adopting SFAS No. 133. The net change on derivative instruments represents the fair value changes caused by marking to market these instruments on June 30, 2002. Foreign currency translation adjustment measures the impact of converting primarily foreign currency assets and liabilities into US dollars. Gains/(losses) on marketable securities reflects the change in fair value of securities classified as available for sale.

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

The Company has operations throughout the world (54 countries as of June 30, 2002) and is organized and managed by geographic areas. Transactions between geographic segments generally represent export sales from the United States to foreign operations. Information reviewed by the Company’s chief operating decision makers on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows:

Financial information by geographic segments

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in Millions)
Total Retail Sales:
United States	$130.5	$118.2	$259.1	$228.0
Japan	57.0	68.8	122.5	150.4
South Korea	30.4	28.8	58.7	49.5
Mexico	27.5	24.7	53.6	46.1
German Group(1)	38.4	25.1	71.4	53.2
Italy	27.6	29.1	50.5	56.3
Others	147.3	118.7	275.7	229.6

Total retail sales	$458.7	$413.4	$891.5	$813.1

Net Sales:
United States	$81.8	$74.7	$162.8	$143.8
Japan	33.5	40.3	71.6	87.8
South Korea	20.3	19.2	39.1	33.2
Mexico	16.5	14.9	32.2	27.7
German Group(1)	23.7	15.8	44.2	33.4
Italy	16.9	17.9	31.0	34.8
Others	89.3	72.2	166.9	140.1

Net sales	$282.0	$255.0	$547.8	$500.8

Gross Profit:
United States	$61.7	$53.7	$122.9	$103.1
Japan	27.8	34.4	60.7	75.7
South Korea	16.2	15.6	31.3	26.9
Mexico	13.5	11.2	25.9	20.9
German Group(1)	18.6	11.6	34.5	24.0
Italy	13.6	13.5	25.1	25.6
Others	67.9	53.6	127.6	103.1

Gross Profit	$219.3	$193.6	$428.0	$379.3

Operating Margin(2):
United States	$34.5	$26.4	$67.9	$51.3
Japan	15.2	19.5	33.9	43.5
South Korea	10.7	10.5	20.6	17.9
Mexico	7.5	6.0	13.8	11.1
German Group(1)	10.0	5.9	18.3	12.1
Italy	7.6	7.3	14.1	13.6
Others	35.1	27.5	66.0	53.3

Total operating margin	$120.6	$103.1	$234.6	$202.8

Marketing, distribution & administrative expenses	(98.6)	(88.0)	(179.8)	(173.6)
Interest income net	0.4	1.9	1.0	2.4

Income before income taxes and minority interest	22.4	17.0	55.8	31.6
Income taxes	(9.0)	(6.8)	(22.3)	(12.6)
Minority interest	0.0	(0.2)	(0.2)	(0.4)

Net Income	$13.4	$10.0	$33.3	$18.6

(1)	German Group included the operations of Germany, Austria and Switzerland

(2)	Operating margin represents gross profit less royalty overrides

Financial information by product segments

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in Millions)
Retail sales by product line are as follows:
Inner Nutrition	$407.8	$362.6	$789.3	$707.6
Outer Nutrition	46.7	41.6	92.1	87.1
Literature	12.7	14.1	24.7	26.6
Other	3.7	4.1	8.1	8.7
Return & refund	(12.2)	(9.0)	(22.7)	(16.9)

Total Retail Sales	$458.7	$413.4	$891.5	$813.1

Distributor Allowances	(216.1)	(192.8)	(419.7)	(380.0)
Handling and Freight Income	39.4	34.4	76.0	67.7

Net Sales	$282.0	$255.0	$547.8	$500.8

Cost of Sales
Inner Nutrition	$40.1	$38.4	$76.7	$72.9
Outer Nutrition	5.5	5.2	10.7	11.1
Literature	5.3	5.3	9.9	10.2
Freight, duty and other	11.8	12.5	22.5	27.3

Total Cost of Sales	$62.7	$61.4	$119.8	$121.5

Gross Profit	$219.3	$193.6	$428.0	$379.3

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings. As of January 1, 2001, the Company recorded a net gain of $909,000 ($545,000 net of tax) as a cumulative translation adjustment to earnings. This adjustment relates to derivatives not designated as hedges prior to adoption of SFAS 133, and represents the difference between the carrying value and the fair value of such instruments at January 1, 2001.

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

The Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (OCI). At June 30, 2002, the net gain in OCI was $478,000. All OCI amounts will be reclassified to earnings within 12 months.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Development

On July 31, 2002, the Company was acquired by an investor group led by Whitney & Co., LLC (“Whitney”) and Golden Gate Capital, Inc, in partnership with certain of the Company’s distributors and senior management, in accordance with the terms of an Agreement and Plan of Merger (the “Merger Agreement”), entered into on April 10, 2002. Pursuant to the Merger Agreement, each stockholder of the Company received $19.50 in cash for each share of common stock owned by such stockholder. As a result of the merger, the Company’s common stock was delisted from the NASDAQ Market and the Company is now privately owned.

In connection with the merger, the Company and its affiliates consummated certain related financing transactions, including the issuance by WH Acquisition Corp. of $165 million of 11 3/4% Senior Subordinated Notes (issued at 98.716% of par) due July 15, 2010 (which Notes were assumed by the Company upon the consummation of the merger) and the issuance by the Company’s indirect parent, WH Holdings (Cayman Islands) Ltd. (“WH Holdings”) of $38 million of 15.5% Senior Notes due July 15, 2011 of which approximately $12.5 million of the $38 million has been escrowed to pay cash interest for approximately 2½ years. The 15.5% interest shall consist of 12.5% cash interest payable quarterly and 3.0% payable in kind. In addition, the Company entered into a Credit Agreement, dated as of July 31, 2002, which provides for a term loan in the amount of $180 million and a revolving credit facility in the amount of $25 million (collectively, the “Credit Facility”). The Senior Subordinated Notes and the Credit Facility are guaranteed by certain subsidiaries of the Company. The obligations under the Credit Facility are secured by first priority pledges of (i) all of the stock of the Company and each of its direct and indirect subsidiaries, other than certain foreign subsidiaries, (ii) 65% of the equity interests of certain foreign subsidiaries of the Company and (iii) security interests in and liens on all accounts receivable, inventory and other property and assets of the Company and certain of its direct and indirect subsidiaries.

Selected members of the Company’s senior management and distributor organization have purchased shares of the 12% Series A Cumulative Convertible Preferred Shares (the “Series A Preferred”) of the Company’s indirect parent, WH Holdings. As a result, certain members of the Company’s senior management own approximately 1.13% of WH Holdings and certain distributors of the Company own approximately 7.16% of WH Holdings. In connection with the issuance of the Series A Preferred, WH Holdings has entered into a Shareholders’ Agreement, setting forth certain rights of shareholders and limitations on their ability to dispose of their equity interests, and a Registration Rights Agreement with participating distributors and senior management, Whitney V, L.P. and CCG Investments (BVI), L.P. In connection with the merger, the Company has entered into two Monitoring Fee Agreements with Whitney and GGC Administration, LLC (“GGC”) respectively, pursuant to which Whitney and GGC will provide certain services to the Company.

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

Results of Operations

Throughout this Report, “retail sales” represent the gross sales amounts reflected on the Company’s invoices to its distributors. The Company does not receive the amount reported as “retail sales,” and the Company does not monitor the actual retail prices charged for its products. “Net sales” represent the actual purchase prices paid to the Company by its distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices; and handling and freight income. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. The Company receives its net sales price in cash or through credit card payments upon receipt of orders from distributors. The Company utilizes importers in a limited number of markets and, under some circumstances, the Company extends credit terms to these importers. The Company’s “gross profit” consists of net sales less “cost of sales,” consisting of the prices the Company pays to its manufacturers for products and costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

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

Comparison of Second Quarter 2002 to 2001

Retail sales for the three months and six months ended June 30, 2002 increased 11.0% and 9.6% to $458.7 million and $891.5 million, respectively, as compared to sales of $413.4 million and $813.1 million for the corresponding periods in 2001.

     Retail Sales by Geographical Segments (Dollars in Millions):

	Three Months Ended June 30,				Six Months Ended June 30,

			%	% Change in			%	% Change in
	2002	2001	Change	Local Currency	2002	2001	Change	Local Currency

Asia/Pacific Rim	$135.1	$135.8	(0.5%)	0.1%	$269.0	$272.3	(1.2%)	3.0%
Europe	144.4	114.2	26.4%	22.6%	267.6	227.3	17.7%	19.1%
The Americas	179.2	163.4	9.7%	11.8%	354.9	313.5	13.2%	14.8%

Total Retail Sales	$458.7	$413.4	11.0%	11.0%	$891.5	$813.1	9.6%	12.1%

Retail sales in Asia/Pacific Rim decreased $0.7 million and $3.3 million, or 0.5% and 1.2%, for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The decline was primarily due to weaker local currencies and a year-over-year decline in Japan, partially offset by increases in Australia, Hong Kong, South Korea, Taiwan and Thailand. In local currency, retail sales for Asia/Pacific Rim increased by 0.1% and 3.0% for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. Japan and South Korea continued to be the two most significant countries in the region. They contributed 65% and 67% of the region’s retail sales for the three months and six months ended June 30, 2002. Retail sales in Japan decreased $11.8 million and $27.9 million, or 17.2% and 18.6%, for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. Japan sales continued to be impacted by a sluggish economy and strong competition. Retail sales in South Korea increased $1.7 million and $9.2 million, or 5.8% and 18.7%, for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001.

Retail sales in Europe increased $30.2 million and $40.3 million or 26.4% and 17.7% for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The increase reflected strong product demand in the region. In local currency, retail sales in Europe increased 22.6% and 19.1% for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. Germany and Italy continued to be the two most significant countries in the region. They contributed 39% and 38% of the region’s retail sales for the three months and six months ended June 30, 2002. Retail sales in Germany increased $10.0 million and $13.8 million or 55.1% and 36.5% for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The sales increase in Germany was partly a result of distributors qualifying for the European extravaganza in July 2002 and due to the strong local distributor leadership. Retail sales in Italy decreased $1.5 million and $5.8 million, or 5.2% and 10.3% for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The Company, together with the leading local distributors, has addressed the sales decrease in Italy and developed a plan, which is expected to ultimately revitalize sales in that country. The plan includes more leadership and training workshops, certain promotional activities and new brand awareness programs.

Retail sales in The Americas increased $15.8 million and $41.4 million or 9.7% and 13.2% for the three months and six months ended June 30, 2002, respectively, as compared to the same period in 2001. In local currency, retail sales in The Americas increased 11.8% and 14.8% for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The United States and Mexico continued to be the two most significant countries in the region. They contributed 88% of the region’s retail sales for both the three and six months ended June 30, 2002. Retail sales in the United States increased $12.3 million and $31.1 million or 10.4% and 13.7% for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. Well-organized distributor sales meetings and a broad distributor leadership contributed to the sales increase in the United States. Retail sales in Mexico also showed strong demand and increased $2.8 million and $7.5 million or 11.3% and 16.3% for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. Mexico is benefiting from strategically located distribution centers around the country providing easy and quick access to the Company’s products in addition to a stable local economy.

Retail Sales by Product Segments (Dollars in Millions):

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001	% Change	2002	2001	% Change

Inner Nutrition:
Dietary and Nutritional Supplements	$207.2	$182.0	13.8%	$403.8	$358.4	12.7%
Weight Management	200.6	180.6	11.1%	385.5	349.2	10.4%
Outer Nutrition:
Personal Care Products	46.7	41.6	12.3%	92.1	87.1	5.7%
Literature, Promotional and Other	16.4	18.2	(9.9%)	32.8	35.3	(7.1%)
Return and Refund	(12.2)	(9.0)	35.6%	(22.7)	(16.9)	34.3%

Total	$458.7	$413.4	11.0%	$891.5	$813.1	9.6%

For the three months and six months ended June 30, 2002, retail sales of the inner and outer nutrition segments increased as compared to the same periods in 2001. The increases were partially offset by a slight decrease in retail sales of the literature, promotional and other segment and an increase in return and refund.

Returns and refunds increased $3.2 million and $5.8 million for the three months and six months ended June 30, 2002, respectively. At the end of 2001 and at the beginning of 2002 the Company revised buyback policies by instituting a restocking fee and stopping the refund of packaging and handling. The changes have resulted in a stabilization of the total number of new returns and refunds in the second quarter of 2002. South Korea because of its unique consumer protection laws continues to have the most returns and refunds. For the six months ended June 30, 2002, South Korea accounted for approximately 36% of total returns and refunds, while the US and Japan accounted for 28% and 11% respectively.

Operating Information:

Gross profit was $219.3 million and $428.0 million for the three months and six months ended June 30, 2002, respectively, compared to $193.6 million and $379.3 million in the same periods of 2001. As a percentage of retail sales, gross profit for the three months and six months ended June 30, 2002 increased from 46.8% to 47.8% and 46.7% to 48.0%, respectively, as compared to the same period in 2001. The increase in gross profit reflected the realization of product cost savings attributed to new supply contracts initiated in 2001 and a reduction in inventory provision for slow moving and anticipated obsolescence when comparing 2002 periods to 2001 periods. In the second quarter of 2002, a $1.9 million charge for obsolete inventory was made primarily in relation to the planned discontinuation of color cosmetic products in several countries.

Royalty Overrides as a percentage of retail sales were 21.5% and 21.7% for the three months and six months ended June 30, 2002, respectively, as compared to 21.9% and 21.7% for the same periods in 2001. The ratio varies slightly from period to period primarily due to a change in the mix of products and countries because full royalty overrides are not paid on certain products or in certain countries.

Marketing, distribution and administrative expenses as a percentage of retail sales were 21.5% and 20.2% for the three months and six months ended June 30, 2002, respectively, as compared to 21.3% for both periods in 2001. For the three months and six months ended June 30, 2002, these expenses increased $10.6 million and $6.2 million to $98.6 million and $179.8 million from $88.0 million and $173.6 million, respectively. In the second quarter of 2002, the increase was mainly due to a $4.6 million additional charge for employee bonus, $4.0 million of merger transaction related expenses and a $3.0 million severance expense. The increased employee bonus is a result of an agreement reached in June 2002 to revise the basis and the period for which the bonus is paid. The merger related transaction expense primarily relate to obtaining a fairness opinion in addition to obtaining various legal and accounting services.

Income taxes were $9.0 million and $22.3 million for the three months and six months ended June 30, 2002 as compared to $6.8 million and $12.6 million for the same period of 2001. As a percentage of pre-tax income, the estimated annual effective income tax rate was 40% for both the 2002 and 2001 periods.

During the second quarter of 2002, currency fluctuations had an immaterial effect on net income per diluted share when compared to current year net income recalculated using last year’s foreign exchange rates. For the six months ended June 30, 2002, most currencies weakened against the U.S. dollar resulting in an unfavorable effect on net income per diluted share of $0.07. In particular, the Japanese Yen weakened against the U.S. Dollar resulting in proportionately lower sales, expenses and ultimately income when translated into the U.S. Dollar reporting currency. The unfavorable effect of the weaker Japanese Yen on the Company’s net income per diluted share for the three months and six months ended June 30, 2002 was approximately $0.01 and $0.05 as compared to the exchange rates in effect for the same periods of 2001.

Net income for the three months and six months ended June 30, 2002 increased by 33.5% and 79.1% to $13.4 million and $33.3 million or $0.39 and $0.99, per diluted share compared to $10.0 million and $18.6 million or $0.33 and $0.62 per diluted share for the same period in 2001. Excluding the impact of currency fluctuations, net income for the three months and six months ended June 30, 2002 would have been $0.38 and $1.06 per diluted share. Net income for the six months ended June 30, 2002 increased principally because of a 9.6% increase in retail sales and a 1.3% increase in gross profit as a percentage of retail sales.

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

For the six months ended June 30, 2002, net cash provided by operating activities was $73.2 million comprised of net income of $33.3 million, non-cash adjustments to net income of $19.2 million, and changes in operating assets and liabilities of $20.7 million. The change in operating assets and liabilities was mainly due to a decrease in inventory of $13.4 million and was partially offset by a $4.8 million increase in prepaid expenses and other current assets.

Capital expenditures including capital leases for the six months ended June 30, 2002 were $5.7 million compared to $7.5 million for the same period in 2001. The majority of the 2002 expenditures resulted from investment in management information systems, office facilities and equipment in the United States. The 2001 capital expenditures reflect higher spending primarily due to the development of a new distributor payment system, which was completed in September of 2001.

As of June 30, 2002, the Company had $215.8 million in working capital. Cash and cash equivalents and marketable securities were $260.0 million at June 30, 2002, compared to $201.2 million at December 31, 2001. On July 31, 2002, the Company used $214 million of it’s available cash to consummate the merger transaction. The Company’s remaining cash of approximately $85 million on July 31, 2002, in addition to liquidity provided from future operating cash flows and a revolving credit facility of $25 million, are expected to be sufficient to meet the Company’s working capital requirements for the foreseeable future.

The Company’s contractual commitments as of June 30, 2002 have not changed materially from those disclosed in Item 7 of the Company’s 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

As of June 30, 2002, the Company had $12.9 million of credit facilities, which supported letters of credit, guarantees and borrowings. As of June 30, 2002, the Company had $7.4 million of letters of credit, and $4.7 million of borrowings outstanding.

On July 31, 2002, in conjunction with the acquisition of the Company (see Recent Development), the Company entered into a Credit Facility which provides the Company with a six-year $180 million term loan and a five-year $25 million revolving credit facility. The term loan and the revolving credit facility bear interest at fluctuating rates based on the base rate established by UBS AG, Stamford Branch, as Administrative Agent or, at the option of the borrower, the London Interbank Offered Rate plus, in each case, an additional margin. The obligations of the Company under the credit agreement are secured by substantially all of the assets of the Company, including, among other things, all of the capital stock of the Company and certain of the Company’s subsidiaries, 65% of the equity interests of certain foreign subsidiaries of the Company, and the Company’s accounts receivable, inventory and other property and assets of the Company and certain of its direct and indirect subsidiaries. In addition, certain of the Company’s subsidiaries have guaranteed the Company’s obligations under the credit agreement. The credit agreement includes certain restrictions and financial covenants principally relating to the maintenance of certain financial ratios.

In connection with the merger, the Company and its affiliates consummated certain related financing transactions, including the issuance by WH Acquisition Corp. of $165 million of 11 3/4% Senior Subordinated Notes (issued at 98.716% of par) due July 15, 2010 (which Notes were assumed by the Company upon the consummation of the merger) and the issuance by the Company’s indirect parent, WH Holdings (Cayman Islands) Ltd. (“WH Holdings”) of $38 million of 15.5% Senior Notes due July 15, 2011 of which approximately $12.5 million of the $38 million has been escrowed to pay cash interest for approximately 2½ years. The 15.5% interest shall consist of 12.5% cash interest payable quarterly and 3.0% payable in kind. In addition, the Company entered into a Credit Agreement, dated as of July 31, 2002, which provides for a term loan in the amount of $180 million and a revolving credit facility in the amount of $25 million (collectively, the “Credit Facility”). The Senior Subordinated Notes and the Credit Facility are guaranteed by certain subsidiaries of the Company. The obligations under the Credit Facility are secured by first priority pledges of (i) all of the stock of the Company and each of its direct and indirect subsidiaries, other than certain foreign subsidiaries, (ii) 65% of the equity interests of certain foreign subsidiaries of the Company and (iii) security interests in and liens on all accounts receivable, inventory and other property and assets of the Company and certain of its direct and indirect subsidiaries.

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

Foreign exchange option contracts are used primarily to hedge net cash Yen-denominated intercompany sales made by Herbalife International of America, Inc. to the Company’s Japanese subsidiary. The exchange rate at which these contracts may be exercised is based upon the daily average exchange rate for a particular month. The Company has guidelines that establish a net $5 million limit on the amount of annual option premiums. The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. In some instances, the Company sells (writes) foreign currency call options to finance the purchase of put options, which gives the counterparty the right, but not the obligation, to buy foreign currency from the Company at a specified strike rate. These contracts serve to limit the benefit the Company would otherwise derive from strengthening of the foreign currency beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options. The fair value of option contracts is based on third-party bank quotes.

There were no outstanding options contracts at June 30, 2002.

Foreign exchange forward contracts are occasionally used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

The table below describes the forward contracts that were outstanding at June 30, 2002.

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value

Buy USD/Sell BRL	6/3/02	$1,000,000	7/3/02	2.5855	$1,085,000
Buy USD/Sell MXP	5/30/02	$10,600,000	7/3/02	9.7530	$10,770,000

The Company periodically utilizes bank debt at certain foreign subsidiaries to reduce the impact of foreign currency movements on the subsidiary’s operating results. At June 30, 2002 the Company’s foreign subsidiaries had $4.7 million of outstanding bank debt.

All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At June 30, 2002, the total amount of foreign subsidiary cash was $52.4 million, of which $9.0 million was invested in U.S. dollars. At June 30, 2002 the cash balances in Japan and South Korea were $7.9 million and $8.3 million, respectively.

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

The following table lists the Company’s cash equivalents and investments at June 30, 2002:

	Average		Fair
	Interest Rate	Cost	Value

Cash equivalents	1.34%	$186,647,000	$186,648,000
Short term investments	2.33%	1,127,000	1,139,000

Total		$187,774,000	$187,787,000

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on July 31, 2002 in Beverly Hills, California 9,936,110 shares of the Company’s Class A Common Stock were present either in person or by proxies solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934.

The Stockholders voted on the following matters:

(a) To elect six directors to serve on the Company’s Board of Directors:

	Number of	Number of
	Shares for	Shares Withheld

Conrad Lee Klein	9,790,038	146,072
Edward J. Hall	9,926,933	9,177
Christopher M. Miner	9,926,933	9,177
John Reynolds	9,756,850	179,260
Francis X. Tirelli	9,771,254	164,856
Jeffrey L. Glassman	9,926,933	9,177

(b) To approve the proposed agreement and plan of merger and the transactions contemplated thereby:

Votes for	8,473,546	85%
Votes against	14,523	0%
Votes abstaining	1,675	0%
Broker-non-votes	1,446,366	15%

Item 5. OTHER INFORMATION

None.

Item 6. (a) EXHIBIT INDEX

Exhibit
Number	Description	Page No./(Footnote)

2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(20)

3.1	Amended and Restated Articles of Incorporation	(10)

3.2	Amended and Restated Bylaws	(2)

4.1	Form of Class A Common Stock and Class B Common Stock Certificates	(12)

4.2	Rights Agreement, dated as of July 27, 2000, between the Company and U.S. Stock Transfer Corporation	(16)

4.3	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(21)

10.1	Final Judgment and Permanent Injunction, entered into on October, 1986 by the parties to that action entitled People of the State of California, et al., v Herbalife International, Inc. et al., Case No. 92767 in the Superior Court of the State of California for the County of Santa Cruz	(1)

10.2	The Company’s 1991 Stock Option Plan, as amended	(7),	(14)

10.3	The Company’s 1992 Executive Incentive Compensation Plan, as amended*	(2),	(7)

10.4	Form of Individual Participation Agreement relating to the Company’s Executive Compensation Plan*	(2)

10.5	Form of Indemnity Agreement between the Company and certain officers and directors of the Company*	(2)

10.6	Trust Agreement among the Company, Citicorp Trust, N.A. and certain officers and directors of the Company*	(2)

10.7	Form of Stock Appreciation Rights Agreement between the Company and certain directors of the Company*	(2)

10.8	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 1996*	(4),	(7),	(11)

10.9	Form of Promissory Note for Advances under the Company’s 1994 Performance Based Annual Incentive Compensation Plan*	(5)

10.10	The Company’s Executive Officer Deferred Compensation Plan, amending and relating the Deferred Compensation Agreement between the Company and Michael Rosen*	(5)

10.11	Office lease agreement between the Company and State Teacher’s Retirement System, dated July 20, 1995	(6)

10.12	Form of stock appreciation rights agreements between the Company and certain directors of the Company*	(6)

10.13	The Company’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended*	(6)

10.14	The Company’s Management Deferred Compensation Plan, effective January 1, 1996, as amended*	(6)

Exhibit
Number	Description	Page No./(Footnote)

10.15	Master Trust Agreement between the Company and Imperial Trust Company, Inc., effective January 1, 1996*	(6)

10.16	The Company’s 401K Plan, as amended*	(6)

10.17	Agreement Concerning Share Allocation Plan for Specific Directors of Herbalife of Japan K.K. dated December 30, 1996*	(8)

10.18	Agreement between Herbalife International of America, Inc. and D&F Industries, Inc. dated September 2, 1997	(9)

10.19	Agreement between Herbalife International of America, Inc. and Dynamic Products, Inc. dated September 2, 1997	(9)

10.20	Agreement between Herbalife International of America, Inc. and Raven Industries, Inc. d/b/a Omni-Pak Industries, dated September 2, 1997	(9)

10.21	The Company’s Supplemental Executive Retirement Plan*	(12)

10.22	Credit Agreement between Herbalife International of America, Inc. and First National Bank of Chicago, dated December 14, 1998	(13)

10.23	Agreement and Plan of Merger, dated September 13, 1999, among MH Millennium Holding LLC, MH Millennium Acquisition Corp., Mark Hughes, the Mark Hughes Family Trust and Herbalife International, Inc.	(15)

10.24	Employment agreement, dated as of October 5, 2000, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)

10.25	Employment agreement, dated as of August 20, 2000, between Robert A. Sandler and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)

10.26	Employment agreement, dated as of November 1, 2000, between John Reynolds and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)

10.27	Employment agreement, dated as of August 20, 2000, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)

10.28	Employment agreement, dated as of August 20, 2000, between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)

10.29	Employment agreement, dated as of August 20, 2000 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)

10.30	Employment agreement, dated as of November 1, 2000 between Conrad Lee Klein and Herbalife International, Inc. and Herbalife International of America, Inc.*	(17)

10.31	The Company’s Senior Executive Change in Control Plan, effective June 29, 2000*	(17)

10.32	The Company’s Management Employee Change in Control Plan, effective June 29, 2000*	(17)

10.33	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001*	(18)

10.34	The Company’s 2001 Executive Retention Plan, effective March 15, 2001	(18)

10.35	Employment agreement, dated as of August 20, 2000 between Frank Morse and Herbalife International, Inc. and Herbalife International of America, Inc.*	(19)

10.36	Employment agreement, dated as of December 5, 2001 between Douglas G. Sages and Herbalife International, Inc. and Herbalife International of America, Inc.*	(19)

10.37	Employment agreement, dated as of November 1, 2001 between Francis X. Tirelli and Herbalife International, Inc. and Herbalife International of America, Inc.*	(19)

Exhibit
Number	Description	Page No./(Footnote)

10.38	Separation Agreement and General Release, dated December 31, 2001, between Timothy Gerrity and Herbalife International, Inc. and Herbalife International of America, Inc.*#	(19)

10.39	Separation Agreement and General Release, dated October 19, 2001, between Christopher Pair and Herbalife International, Inc. and Herbalife International of America, Inc.*#	(19)

10.40	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification Re Paragraph 3(a) Of Separation and General Release Agreement*#	(21)

10.41	Agreement for retention of legal services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert Sandler*	(21)

10.42	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(21)

10.43	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(21)

10.44	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein	(21)

10.45	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(21)

10.46	Amendment to Agreements of Distributorship, effective as of July 31, 2002 made and entered into by Herbalife International, Inc. for the benefit of all of Herbalife International, Inc.’s existing and future independent distributors that meet the requirements to become (or remain) a distributor according to company policy	(21)

21	List of subsidiaries of the Company	(19)

99.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(21)

99.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(21)

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1994.

(4)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1994 Annual Meeting of Stockholders.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 1997.

(10)	Incorporated by reference to the Company’s Registration Statement on Form 8-K declared effective by the Security and Exchange Commission on December 12, 1997.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the Company’s Definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders.

(15)	Incorporated by reference to Annex A of the Offer to Purchase dated September 17, 1999 contained in Schedule 14D-1 filled by Millennium Holdings LLC, MH Millennium Acquisition Corp., the Mark Hughes Family Trust and Mark Hughes on September 17, 1999.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated as of August 2, 2000, which included as Exhibit A the form of Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 10, 2002.

(21)	Filed herewith.

*	Management contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

#	Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2002

HERBALIFE INTERNATIONAL, INC.
(Registrant)

By:	/s/ DOUGLAS G. SAGES

Douglas G. Sages
Executive Vice President, Chief Administration Officer &
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

4.3	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010

10.40	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification Re Paragraph 3(a) Of Separation and General Release Agreement*#

10.41	Agreement for retention of legal services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert Sandler*

10.42	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC

10.43	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC

10.44	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein

10.45	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent

10.46	Amendment to Agreements of Distributorship, effective as of July 31, 2002 made and entered into by Herbalife International, Inc. for the benefit of all of Herbalife International, Inc.’s existing and future independent distributors that meet the requirements to become (or remain) a distributor according to company policy

99.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002